Form 10-Q
period 1996-06-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 1996-08-13
CIK 892342

August 13, 1996




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-Q for Quarter Ended June 30, 1996
        File No. 0-24584



Gentlemen:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.


Very truly yours,


/s/Marie D. Reynolds
Marie D. Reynolds
Assistant Controller





TC7-Q1.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996

                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


For the transition period from          to


For Quarter Ended       June 30, 1996      Commission file number     0-24584


  Boston Financial Tax Credit Fund VII, A Limited  Partnership

             (Exact name of registrant as specified in its charter)


   Massachusetts                                    04-3166203
(State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)



   101 Arch Street, Boston, Massachusetts           02110-1106

  (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code  (617)439-3911


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                  Page No.
- - ------------------------------                                  --------

Item 1.   Financial Statements

          Balance Sheets  - June 30, 1996 (Unaudited)
               and March 31, 1996                                    1

          Statements of Operations (Unaudited) -
               For the Three Months Ended June 30, 1996 and 1995     2

          Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Three Months Ended June 30, 1996    3

          Statements of Cash Flows (Unaudited) -
               For the Three Months Ended June 30, 1996 and 1995     4

          Notes to Financial Statements (Unaudited)                  5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations         8

PART II - OTHER INFORMATION

Items 1-6                                                           10

SIGNATURE                                                           11

        BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                                 BALANCE SHEETS

                                                                       June 30,               March 31,
                                                                         1996                   1996
                                                                      (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                        $    441,780          $    334,845
     Other current assets                                                   27,822                29,943
                                                                      ------------          ------------
          Total current assets                                             469,602               364,788


Investments in Local Limited Partnerships (Note 2)                      34,124,310            34,328,400
Restricted cash                                                            230,205               227,320
Marketable securities, at fair value  (Note 1)                           3,277,223             3,855,342
Organization costs, net of accumulated
   amortization of $33,333 and
   $30,833, respectively                                                    16,667                19,167
                                                                      ------------          ------------
          Total Assets                                                $ 38,118,007          $ 38,795,017
                                                                      ============          ============


Liabilities and Partners' Equity
Current liabilities:
     Accounts payable to affiliates                                   $    217,655          $    212,975
     Accrued expenses                                                       39,866                66,417
                                                                      ------------          ------------
          Total current liabilities                                        257,521               279,392

Commitments (Note 3)

General, Initial and Investor Limited Partners' Equity                  37,903,490            38,536,506
Net unrealized losses on marketable securities                             (43,004)              (20,881)
                                                                      ------------          ------------
          Total Partners' Equity                                        37,860,486            38,515,625
                                                                      ------------          ------------
          Total Liabilities and Partners' Equity                      $ 38,118,007          $ 38,795,017
                                                                      ============          ============


 The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                For the Three Months Ended June 30, 1996 and 1995

                                                                                1996                  1995
                                                                           ------------          ---------
Revenue:
     Other                                                                    $ 66,583              $ 26,325
     Investment                                                                 41,752                10,278
                                                                            ----------            ----------
       Total Revenue                                                           108,335                36,603
                                                                            ----------            ----------

Expenses:
     Asset management fee, related party                                        68,826                67,146
     General and administrative expenses (includes reimbursements
      to an affiliate in the amounts of $33,200 and $25,511, respectively)      65,878                59,739
     Amortization                                                               11,457                 9,199
                                                                            ----------            ----------
       Total Expenses                                                          146,161               136,084
                                                                            ----------            ----------

Loss before equity in losses of
     Local Limited Partnerships                                                (37,826)              (99,481)

Equity in losses of Local Limited Partnerships                                (595,190)             (669,065)
                                                                            -----------           ----------

Net Loss                                                                    $ (633,016)           $ (768,546)
                                                                            ==========            ==========

Net Loss allocated:
     To General Partners                                                    $   (6,330)           $   (7,685)
     To Limited Partners                                                      (626,686)             (760,861)
                                                                            ----------            ----------
                                                                            $ (633,016)           $ (768,546)
                                                                            ==========            ==========

Net Loss per Limited Partnership Unit
(50,930 Units)                                                              $   (12.30)           $   (14.94)
                                                                            ==========            ==========

The accompanying notes are an integral part of these financial statements.

         BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                    For the Three Months Ended June 30, 1996


                                                   Initial         Investor             Net
                                   General         Limited          Limited         Unrealized
                                   Partners       Partners         Partners           Losses              Total

Balance at March 31, 1996          $(58,956)       $ 5,000      $ 38,590,462          $ (20,881)       $ 38,515,625

Net change in net unrealized
   losses on marketable securities
   available for sale                     -              -                 -            (22,123)            (22,123)

Net Loss                             (6,330)             -          (626,686)                 -            (633,016)
                                   ---------       -------      -------------         ---------        -------------

Balance at June 30, 1996           $(65,286)       $ 5,000      $ 37,963,776          $ (43,004)       $ 37,860,486
                                   ========        =======      ============          =========        ============


The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                For the Three Months Ended June 30, 1996 and 1995

                                                                                 1996                  1995
                                                                            -------------         ---------

Net cash provided by (used by) operating activities                         $    (68,861)          $   123,108
                                                                            ------------           -----------

Cash flows from investing activities:
    Purchase of marketable securities                                                  -            (5,767,398)
    Proceeds from sales and maturities of
       marketable securities                                                     581,755             7,984,300
    Cash distributions received from Local
       Limited Partnerships                                                      122,750                34,921
    Investments in Local Limited Partnerships                                   (525,824)             (635,700)
    Restricted cash                                                               (2,885)                    -
                                                                            ------------           -----------
Net cash provided by investing activities                                        175,796             1,616,123
                                                                            ------------           -----------

Net increase in cash and cash equivalents                                        106,935             1,739,231

Cash and cash equivalents, beginning of period                                   334,845             1,768,604
                                                                            ------------           -----------

Cash and cash equivalents, end of period                                    $    441,780           $ 3,507,835
                                                                            ============           ===========


The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's 10-K for the year ended March 31, 1996. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year.

1.   Marketable Securities

A summary of Marketable Securities is as follows:

                                                                 Gross           Gross
                                                              Unrealized     Unrealized
                                              Cost               Gains          Losses       Fair Value

Debt securities issued by
   the US Treasury and other
   US government corporations
   and agencies                           $  2,060,934           $      -     $  (16,953)    $ 2,043,981

Mortgage backed securities                   1,259,293                  -        (26,051)      1,233,242
                                          ------------           --------     ----------     -----------

Marketable securities at
   June 30, 1996                          $  3,320,227           $      -     $  (43,004)    $ 3,277,223
                                          ============           ========     ==========     ===========

Debt securities issued by
   the US Treasury and other
   US government corporations
   and agencies                           $  2,563,670           $      -     $  (10,111)    $  2,553,559

Mortgage backed securities                   1,312,553                  -        (10,770)       1,301,783
                                          ------------           --------     ----------     ------------

Marketable securities at
   March 31, 1996                         $  3,876,223           $      -     $  (20,881)    $  3,855,342
                                          ============           ========     ==========     ============

The contractual maturities at June 30, 1996 are as follows:

                                                                                 Cost        Fair Value

Due in one year or less                                                     $  1,244,638    $  1,238,396
Due in one to five years                                                         816,296         805,585
Mortgage backed securities                                                     1,259,293       1,233,242
                                                                            ------------    ------------
                                                                            $  3,320,227    $  3,277,223
                                                                            ============    ============

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales and maturities were approximately $582,000 and $7,984,000 for the three months ended June 30, 1996 and 1995, respectively. Included in investment income are gross gains of $27,496 and gross losses of $1,737 which were realized on sales in the three months ended June 30, 1996 and gross gains of $7,082 and gross losses of $93,775 which were realized on these sales in the three months ended June 30, 1995.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

2.   Investments in Local Limited Partnerships

The Fund has acquired interests in nineteen Local Limited Partnerships which own and operate, or will operate multi-family housing complexes. The Fund, as Investor Limited Partner, pursuant to the various Local Limited Partnership Agreements, has generally acquired a 99%, with the exception of Springwood which is 19.80%, interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships at June 30, 1996:


Capital Contributions paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of
   Local Limited Partnerships                                                                      $  39,052,558

Cumulative equity in losses of Local Limited Partnerships                                             (5,893,418)

Cash distributions received from Local Limited Partnerships                                             (222,898)
                                                                                                   --------------

Investments in Local Limited Partnerships before adjustments                                          32,936,242

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                       1,252,338

   Accumulated amortization of acquisition fees and expenses                                             (64,270)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $  34,124,310
                                                                                                    =============

Summarized financial information from the combined financial statements of the nineteen Local Limited Partnerships in which the Fund has invested is as follows:

Summarized Balance Sheets - as of March 31, 1996 (Unaudited)


Assets:
   Investment property, net                                                                        $ 102,482,184
   Current assets                                                                                      5,218,745
   Other assets                                                                                        3,588,230
                                                                                                   -------------
         Total Assets                                                                              $ 111,289,159
                                                                                                   =============

Liabilities and Partners' Equity:
   Current liabilities (includes current portion of long term debt)                                $   4,701,235
   Long-term debt                                                                                     58,953,977
   Other debt                                                                                          3,945,542
                                                                                                   -------------
         Total Liabilities                                                                            67,600,754

Partners' Equity                                                                                      43,688,405
                                                                                                   -------------
         Total Liabilities and Partners' Equity                                                    $ 111,289,159
                                                                                                   =============

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

2.   Investments in Local Limited Partnership (continued)

Summarized Statements of Operations -
For the Three Months Ended March 31, 1996:

Rental and other income                                                                             $  3,042,439
                                                                                                    ------------

Expenses:
   Operating                                                                                           1,415,844
   Interest                                                                                            1,218,952
   Depreciation and amortization                                                                       1,024,772
                                                                                                    ------------
       Total Expenses                                                                                  3,659,568

Net Loss                                                                                            $   (617,129)
                                                                                                    ============

Partnership's share of Net Loss                                                                     $   (595,190)
                                                                                                    ============

Other Partners' share of Net Loss                                                                   $    (21,939)
                                                                                                    ============


3.   Commitments

At June 30, 1996, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $1,128,000.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At June 30, 1996, the Fund had cash and cash equivalents of $441,780, compared with $334,845 at March 31, 1996. The increase is primarily attributable to proceeds from sales of marketable securities and cash distributions received from local limited partnerships, partially offset by investments in local limited partnerships and cash used for operating activities.

As of June 30, 1996 approximately $2,551,000 of marketable securities has been designated as reserves by the Managing General Partner. The reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits if the Managing General Partner deems funding appropriate.

At June 30, 1996, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $1,128,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 1996, the Fund had no contractual or other obligation to any Local Limited Partnership, which had not been paid or provided for, except as described above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made in the three months ended June 30, 1996.

Results of Operations

The Fund's results of operations for the three months ended June 30, 1996 resulted in a net loss of $633,016 as compared to a net loss of $768,546 for the same period in 1995. The improved net loss position is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and an increase in investment income.

Equity in losses of Local Limited Partnerships decreased during the three months ended June 30, 1996 as compared to June 30, 1995, due to an increase in the number of Local Limited Partnerships interests which are now in the operational phase. The increase in the number of operational Local Limited Partnerships from fifteen to nineteen has resulted in an increase in total revenues in excess of the increase in total expenses.

Investment income increased during the three months ended June 30, 1996, the result of higher returns earned on the sales of marketable securities as compared to the 1995 period.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions

As previously reported, one of the local limited partnerships in which the Fund has invested, Los Claveles, has experienced operating difficulties as a result of widespread water infiltration that caused subsidy payments to be suspended on 85 of the 180 units until the repairs were completed. The suspension of Section 8 payments has resulted in large fluctuations in monthly revenue and caused the property to fall substantially behind in its debt service and default on its mortgage. In January 1996, a default notice was received from the lender. The default notice has since been cured with an advance ($208,000) of capital contribution. During a recent site visit, it was discovered that the property continues to be poorly managed, as deferred maintenance issues continue to increase. Additional funds are needed to correct the water damage, as well as to cure outstanding payables. The Local General Partner has agreed to resolve these issues, and submit a proposal which addresses these problems in August. The Managing General Partner is actively negotiating to replace both the management agent and the Local General Partner.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 1996.

             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 13, 1996                   BOSTON FINANCIAL TAX CREDIT FUND VII,
                                          A LIMITED PARTNERSHIP


                                                   By: Arch Street VII, Inc.,
                                                   its Managing General Partner


                                             /s/Georgia Murray
                                             Georgia Murray
                                             A Managing Director, Treasurer and
                                             Chief Financial Officer