Form 10-Q
period 1996-09-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 1996-11-13
CIK 892342

November 13, 1996




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-Q Edgar for Quarter Ended September 30, 1996 File No. 0-24584


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.


Very truly yours,





/s/Marie D. Reynolds
Marie D. Reynolds
Assistant Controller



TC7-10Q2.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Under Section 13 or 15(d)of the SecuritiesExchange Act of 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   September 30, 1996

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                          to

For Quarter Ended         September 30, 1996    Commission file number  0-24584
                  -----------------------------------
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

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                      Page No.
------------------------------                                      --------

Item 1.   Financial Statements

          Balance Sheets  - September 30, 1996 (Unaudited)
               and March 31, 1996                                         1

          Statements of Operations (Unaudited) - For the Three and
               Six Months Ended September 30, 1996 and 1995               2

          Statement of Changes in Partners' Equity (Deficiency)
               (Unaudited) - For the Six Months Ended September 30, 1996  3

          Statements of Cash Flows (Unaudited) - For the Six
               Months Ended September 30, 1996 and 1995                   4

          Notes to Financial Statements (Unaudited)                       5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations             8

PART II - OTHER INFORMATION

Items 1-6                                                               10

SIGNATURE                                                               11

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                                 BALANCE SHEETS

                                                                    September 30,             March 31,
                                                                         1996                   1996
                                                                      (Unaudited)

Assets
Current assets:
     Cash and cash equivalents                                        $    753,739          $    334,845
     Other current assets                                                   25,791                29,943
                                                                      ------------          ------------
          Total current assets                                             779,530               364,788


Investments in Local Limited Partnerships (Note 2)                      33,466,652            34,328,400
Restricted cash                                                            232,951               227,320
Marketable securities, at fair value  (Note 1)                           2,905,474             3,855,342
Organization costs, net of accumulated
   amortization of $35,833 and
   $30,833, respectively                                                    14,167                19,167
                                                                      ------------          ------------
          Total Assets                                                $ 37,398,774          $ 38,795,017
                                                                      ============          ============


Liabilities and Partners' Equity
Current liabilities:
     Accounts payable to affiliates                                   $    210,753          $    212,975
     Accounts payable and accrued expenses                                  36,374                66,417
                                                                      ------------          ------------
          Total current liabilities                                        247,127               279,392
                                                                      ------------          ------------

Commitments (Note 3)

General, Initial and Investor Limited Partners' Equity                  37,186,448            38,536,506
Net unrealized losses on marketable securities                             (34,801)              (20,881)
                                                                      ------------          ------------
          Total Partners' Equity                                        37,151,647            38,515,625
                                                                      ------------          ------------
          Total Liabilities and Partners' Equity                      $ 37,398,774          $ 38,795,017
                                                                      ============          ============

The  accompanying  notes  are  an  integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                              Three Months Ended                          Six Months Ended
                                      September 30,         September 30,        September 30,        September 30,
                                           1996                 1995                  1996                1995
                                     -----------------     ----------------     -----------------    ----------------

Revenue:
   Investment                       $       61,366        $      75,473         $     103,118       $       85,751
   Other                                       250               17,664                66,833               43,989
                                    --------------        -------------         -------------       --------------
       Total Revenue                        61,616               93,137               169,951              129,740
                                    --------------        -------------         -------------       --------------

Expenses:
   Asset management fee,
    related party                           68,826               67,146               137,652              134,292
   General and administrative
    (includes reimbursements
    to an affiliate in the amounts
    of $61,782 and $43,332 in
    1996 and 1995, respectively)            53,981               60,362               119,859              120,101
   Amortization                             11,458               11,038                22,915               20,237
                                    --------------        -------------         -------------       --------------
       Total Expenses                      134,265              138,546               280,426              274,630
                                    --------------        -------------         -------------       --------------

Loss before equity in losses
    of Local Limited Partnerships          (72,649)             (45,409)             (110,475)            (144,890)

Equity in losses of
   Local Limited Partnerships             (644,393)            (588,370)           (1,239,583)          (1,257,435)
                                    --------------        -------------         -------------       --------------

Net Loss                            $     (717,042)       $    (633,779)        $  (1,350,058)      $   (1,402,325)
                                    ==============        =============         =============       ==============


Net Loss allocated:
   To General Partners              $       (7,171)       $      (6,338)        $     (13,501)      $      (14,023)
   To Limited Partners                    (709,871)            (627,441)           (1,336,557)          (1,388,302)
                                    --------------        -------------         -------------       --------------
                                    $     (717,042)       $    (633,779)        $  (1,350,058)      $   (1,402,325)
                                    ==============        =============         =============       ==============

Net Loss per Limited
   Partnership Unit
   (50,930 Units)                   $      (13.94)        $      (12.32)        $     (26.24)       $       (27.26)
                                    =============         =============         ============        ==============
The  accompanying  notes  are  an  integral part of these financial statements

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Six Months Ended September 30, 1996

                                                   Initial         Investor             Net
                                   General         Limited          Limited         Unrealized
                                   Partners       Partners         Partners           Losses              Total

Balance at March 31, 1996        $  (58,956)       $ 5,000      $ 38,590,462        $   (20,881)       $ 38,515,625

Net change in net unrealized
   losses on marketable securities
   available for sale                     -              -                 -            (13,920)            (13,920)

Net Loss                            (13,501)             -        (1,336,557)                 -          (1,350,058)
                                 ----------        -------      ------------        -----------        ------------

Balance at September 30, 1996    $  (72,457)       $ 5,000      $ 37,253,905        $   (34,801)       $ 37,151,647
                                 ==========        =======      ============        ===========        ============
The  accompanying  notes  are  an  integral part of these financial statements


          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Six Months Ended September 30, 1996 and 1995

                                                                                 1996                  1995
                                                                            -------------         ---------

Net cash used for operating activities                                      $   (173,078)         $    (57,174)
                                                                            ------------          ------------

Cash flows from investing activities:
    Purchases of marketable securities                                          (498,336)           (9,234,778)
    Proceeds from sales and maturities
       of marketable securities                                                1,494,706             9,717,406
    Investments in Local Limited Partnerships                                   (525,824)           (2,194,019)
    Cash distributions received from
       Local Limited Partnerships                                                127,057                73,148
    Payment of acquisition fees and expenses                                           -               (47,407)
    Restricted cash                                                               (5,631)                    -
                                                                            ------------          ------------
Net cash provided by (used for) investing activities                             591,972            (1,685,650)
                                                                            ------------          ------------

Cash flows from financing activities:
    Payment of organizational and offering expenses                                    -                (2,389)
                                                                            ------------          ------------
Net cash used for financing activities                                                 -                (2,389)
                                                                            ------------          ------------

Net increase (decrease) in cash and cash equivalents                             418,894            (1,745,213)

Cash and cash equivalents, beginning of period                                   334,845             1,768,604
                                                                            ------------          ------------

Cash and cash equivalents, end of period                                    $    753,739          $     23,391
                                                                            ============          ============
The  accompanying  notes  are  an  integral part of these financial statements

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's 10-K for the year ended March 31, 1996. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year. Certain reclassifications have been made to prior period financial statements to conform to current period classification.

1.   Marketable Securities

A summary of Marketable Securities is as follows:

                                                                 Gross           Gross
                                                              Unrealized     Unrealized
                                               Cost              Gains          Losses       Fair Value

Debt securities issued by
   the US Treasury                         $  1,729,758        $      -       $ (12,784)     $ 1,716,974

Mortgage backed securities                    1,210,517               -         (22,017)       1,188,500
                                           ------------        --------       ---------      -----------

Marketable securities at
   September 30, 1996                      $  2,940,275        $      -       $ (34,801)     $ 2,905,474
                                           ============        ========       =========      ===========

Debt securities issued by
   the US Treasury and other
   US government corporations
   and agencies                            $  2,563,670        $      -       $ (10,111)     $ 2,553,559

Mortgage backed securities                    1,312,553               -         (10,770)       1,301,783
                                           ------------        --------       ---------      -----------

Marketable securities at
   March 31, 1996                          $  3,876,223        $      -       $ (20,881)     $ 3,855,342
                                           ============        ========       =========      ===========

The contractual maturities at September 30, 1996 are as follows:


                                                                                 Cost        Fair Value

Due in one year or less                                                     $    614,789    $    611,678
Due in one to five years                                                       1,114,968       1,105,296
Mortgage backed securities                                                     1,210,517       1,188,500
                                                                            ------------    ------------
                                                                            $  2,940,274    $  2,905,474
                                                                            ============    ============

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales and maturities were approximately $1,495,000 and $9,717,000 for the six months ended September 30, 1996 and 1995, respectively. Included in investment income are gross gains of $66,706 and $28,628 and gross losses of $6,284 and $93,792 which were realized on these sales during the six months ended September 30, 1996 and 1995, respectively.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                   (Unaudited)

2.   Investments in Local Limited Partnerships

The Fund has acquired interests in nineteen Local Limited Partnerships which own and operate multi-family housing complexes. The Fund, as Investor Limited Partner, pursuant to the various Local Limited Partnership Agreements, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. In the case of Springwood, the Fund has a 19.80% interest and an affiliate of the General Partner owns the remaining 79.2% Limited Partnership interest. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships at September 30, 1996 (unaudited):


Capital Contributions paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of
   Local Limited Partnerships                                                                      $  39,052,558

Cumulative equity in losses of Local Limited Partnerships                                             (6,537,811)

Cash distributions received from Local Limited Partnerships                                             (227,205)
                                                                                                   -------------

Investments in Local Limited Partnerships before adjustments                                          32,287,542

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                       1,252,338

   Accumulated amortization of acquisition fees and expenses                                             (73,228)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $  33,466,652
                                                                                                   =============

Summarized financial information from the combined financial statements of the nineteen Local Limited Partnerships in which the Fund has invested is as follows:

Summarized Balance Sheets - as of June 30, 1996 (Unaudited)


Assets:
   Investment property, net                                                                        $ 101,875,478
   Current assets                                                                                      4,983,325
   Other assets                                                                                        3,610,334
                                                                                                   -------------
         Total Assets                                                                              $ 110,469,137
                                                                                                   =============

Liabilities and Partners' Equity:
   Long-term debt                                                                                  $  58,558,706
   Current liabilities (includes current portion of long term debt)                                    4,708,293
   Other debt                                                                                          4,172,856
                                                                                                   -------------
         Total Liabilities                                                                            67,439,855

Partners' Equity                                                                                      43,029,282
                                                                                                   -------------
         Total Liabilities and Partners' Equity                                                    $ 110,469,137
                                                                                                   =============


          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                   (Unaudited)

2.   Investments in Local Limited Partnership (continued)

Summarized Statements of Operations for the six months ended June 30, 1996 (unaudited):

Rental and other income                                                                             $  6,022,197
                                                                                                    ------------

Expenses:
   Operating                                                                                           2,826,328
   Interest                                                                                            2,448,520
   Depreciation and amortization                                                                       2,042,992
                                                                                                    ------------
       Total Expenses                                                                                  7,317,840

Net Loss                                                                                            $ (1,295,643)
                                                                                                    ============

Fund's share of Net Loss                                                                            $ (1,239,583)
                                                                                                    ============
Other Partners' share of Net Loss                                                                   $    (56,060)
                                                                                                    ============


3.   Commitments

At September 30, 1996, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $911,000.


4.   Transactions with Affiliates

Lansing Management Company ("LMC"), an affiliate of the Managing General Partner is the management agent for Twin Oaks Meadows. The management fee charged to the property is equal to 5% of the property's gross revenues. Included in operating expenses of the summarized income statement in Note 2 to the financial statements is $11,184 of fees earned by LMC for the six months ended June 30, 1996.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At September 30, 1996, the Fund had cash and cash equivalents of $753,739 as compared with $334,845 at March 31, 1996. The increase is primarily attributable to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships. These increases are partially offset by investments in Local Limited Partnerships and cash used for operating activities.

As of September 30, 1996 approximately $2,509,000 of cash, cash equivalents and marketable securities has been designated as reserves by the Managing General Partner. The reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits if the Managing General Partner deems funding appropriate.

At September 30, 1996, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $911,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 1996, the Fund had no contractual or other obligation to any Local Limited Partnership, which had not been paid or provided for, except as described above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the six months ended September 30, 1996.


Results of Operations

The Fund's results of operations for the three and six months ended September 30, 1996 resulted in net losses of $717,042 and $1,350,058 as compared to net losses of $633,779 and $1,402,325 for the same periods in 1995. The increase in net loss for the three months ended September 30, 1996 as compared to the same period in 1995 is the result of a decrease in revenue. The improved net loss position for the six months ended September 30, 1996 as compared to the same period in 1995 is primarily attributable to an increase in revenue.

The decrease in revenue for the three months ended September 30, 1996 as compared to the same period in 1995 is a result of a decrease in the amount of interest earned on securities, because as capital contributions are paid to Local Limited Partnerships the fund has less money to invest.

The increase in revenue for the six months ended September 30, 1996 as compared to the same period in 1995 is a result of significantly lower capital losses realized on sales and maturities of marketable securities during the six months ended September 30, 1996.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions

As previously reported, one of the local limited partnerships in which the Fund has invested, Los Claveles, experienced operating difficulties as a result of widespread water infiltration that caused subsidy payments to be suspended on 85 of the 180 units until the repairs were completed. The suspension of Section 8 payments has resulted in large fluctuations in monthly revenue and caused the property to fall substantially behind in its debt service and default on its mortgage. The Partnership cured the default by advancing $208,000 from the developer's escrow. Nevertheless, the property continues to suffer from poor management, delayed subsidy payments and increasing capital repair issues. The Managing General Partner continues to actively negotiate with the general partners, lender and local housing authority to replace both the management agent and the Local General Partners. We have reached a tentative agreement with the lender to provide debt service relief in order to stabilize property operations. Resolving the property's problems will likely require advances from property and Partnership reserves. In the meantime, the management agent has applied for a rent increase which is pending HUD approval.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended September 30, 1996.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 13, 1996                BOSTON FINANCIAL TAX CREDIT FUND VII,
                                         A LIMITED PARTNERSHIP


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