Form 10-Q
period 1996-12-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 1997-02-12
CIK 892342

February 12, 1997




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312


Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-Q Edgar for Quarter Ended December 31, 1996 File No. 0-24584


Dear Sir/Madam:

Pursuant to the requirements of Rule 901(d) of Regulation S-T, enclosed is one copy of subject report.


Very truly yours,





/s/Veronica J. Curioso
Veronica J. Curioso
Assistant Controller



TC7-10Q3.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 1996

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                  to


For Quarter Ended   December 31, 1996       Commission file number  0-24584
                  ----------------------------------
          Boston Financial Tax Credit Fund VII, A Limited Partnership
             (Exact name of registrant as specified in its charter)


       Massachusetts                               04-3166203
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


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

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                        Page No.
------------------------------                                        --------

Item 1.   Financial Statements

          Balance Sheets - December 31, 1996 (Unaudited)
               and March 31, 1996                                            1

          Statements of Operations (Unaudited) - For the Three and
               Nine Months Ended December 31, 1996 and 1995                  2

          Statement of Changes in Partners' Equity (Deficiency)
               (Unaudited) - For the Nine Months Ended December 31, 1996     3

          Statements of Cash Flows (Unaudited) - For the Nine
               Months Ended December 31, 1996 and 1995                       4

          Notes to Financial Statements (Unaudited)                          5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 8

PART II - OTHER INFORMATION

Items 1-6                                                                   10

SIGNATURE                                                                   11

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                                 BALANCE SHEETS

                                                                     December 31,             March 31,
                                                                         1996                   1996
                                                                      (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                        $    359,948          $    334,845
     Other current assets                                                   23,742                29,943
                                                                      ------------          ------------
          Total current assets                                             383,690               364,788


Investments in Local Limited Partnerships (Note 2)                      32,819,776            34,328,400
Restricted cash                                                            235,491               227,320
Marketable securities, at fair value  (Note 1)                           3,187,839             3,855,342
Organization costs, net of accumulated
   amortization of $38,333 and
   $30,833, respectively                                                    11,667                19,167
                                                                      ------------          ------------
          Total Assets                                                $ 36,638,463          $ 38,795,017
                                                                      ============          ============


Liabilities and Partners' Equity
Current liabilities:
     Accounts payable to affiliates                                   $    272,642          $    212,975
     Accounts payable and accrued expenses                                  50,591                66,417
                                                                      ------------          ------------
          Total current liabilities                                        323,233               279,392
                                                                      ------------          ------------

Commitments (Note 3)

General, Initial and Investor Limited Partners' Equity                  36,337,624            38,536,506
Net unrealized losses on marketable securities                             (22,394)              (20,881)
                                                                      ------------          ------------
          Total Partners' Equity                                        36,315,230            38,515,625
                                                                      ------------          ------------
          Total Liabilities and Partners' Equity                      $ 36,638,463          $ 38,795,017
                                                                      ============          ============

The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 For the Three and Nine Months Ended December 31, 1996 and 1995

                                              Three Months Ended                         Nine Months Ended
                                       December 31,         December 31,          December 31,        December 31,
                                           1996                 1995                  1996                1995
                                     -----------------     ----------------     -----------------    ----------------

Revenue:
   Investment                       $       43,057        $      77,738         $     146,175       $      163,489
   Other                                     4,856                1,110                71,689               45,099
                                    --------------        -------------         -------------       --------------
       Total Revenue                        47,913               78,848               217,864              208,588
                                    --------------        -------------         -------------       --------------

Expenses:
   Asset management fee,
    related party                           68,826               67,146               206,478              201,438
   General and administrative
    (includes reimbursements to
    an affiliate in the amounts of
    $80,646 and $80,028
    in 1996 and 1995, respectively)         41,132               56,081               160,991              176,182
   Amortization                             11,457               10,119                34,372               30,356
                                    --------------        -------------         -------------       --------------
       Total Expenses                      121,415              133,346               401,841              407,976
                                    --------------        -------------         -------------       --------------

Loss before equity in losses
    of Local Limited Partnerships          (73,502)             (54,498)             (183,977)            (199,388)

Equity in losses of
   Local Limited Partnerships             (775,322)            (637,626)           (2,014,905)          (1,895,061)
                                    --------------        -------------         -------------       --------------

Net Loss                            $     (848,824)       $    (692,124)        $  (2,198,882)      $   (2,094,449)
                                    ==============        =============         =============       ==============


Net Loss allocated:
   To General Partners              $       (8,488)       $      (6,921)        $     (21,989)      $      (20,945)
   To Limited Partners                    (840,336)            (685,203)           (2,176,893)          (2,073,504)
                                    --------------        -------------         -------------       --------------
                                    $     (848,824)       $    (692,124)        $  (2,198,882)      $   (2,094,449)
                                    ==============        =============         =============       ==============

Net Loss per Limited
   Partnership Unit
   (50,930 Units)                   $      (16.50)        $      (13.45)        $     (42.74)       $       (40.71)
                                    =============         =============         ============        ==============

The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Nine Months Ended December 31, 1996

                                                   Initial         Investor             Net
                                   General         Limited          Limited         Unrealized
                                   Partners       Partners         Partners           Losses              Total

Balance at March 31, 1996        $  (58,956)       $ 5,000      $ 38,590,462        $   (20,881)       $ 38,515,625

Net change in net unrealized
   losses on marketable securities
   available for sale                     -              -                 -             (1,513)             (1,513)

Net Loss                            (21,989)             -        (2,176,893)                 -          (2,198,882)
                                 ----------        -------      ------------        -----------        ------------

Balance at December 31, 1996     $  (80,945)       $ 5,000      $ 36,413,569        $   (22,394)       $ 36,315,230
                                 ==========        =======      ============        ===========        ============

The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Nine Months Ended December 31, 1996 and 1995

                                                                                 1996                  1995
                                                                            -------------         ---------

Net cash used for operating activities                                      $   (178,710)         $   (390,839)
                                                                            -------------         ------------

Cash flows from investing activities:
    Purchases of marketable securities                                        (1,095,655)           (9,964,932)
    Proceeds from sales and maturities
       of marketable securities                                                1,843,809            11,679,461
    Investments in Local Limited Partnerships                                   (663,227)           (2,317,269)
    Cash distributions received from
       Local Limited Partnerships                                                127,057                73,148
    Payment of acquisition fees and expenses                                           -              (104,056)
    Restricted cash                                                               (8,171)                    -
                                                                            ------------          ------------
Net cash provided by (used for) investing activities                             203,813              (633,648)
                                                                            ------------          ------------

Cash flows from financing activities:
    Payment of issuance expenses                                                       -                (4,364)
                                                                            ------------          ------------
Net cash used for financing activities                                                 -                (4,364)
                                                                            ------------          ------------

Net increase (decrease) in cash and cash equivalents                              25,103            (1,028,851)

Cash and cash equivalents, beginning of period                                   334,845             1,768,604
                                                                            ------------          ------------

Cash and cash equivalents, end of period                                    $    359,948          $    739,753
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


1.   Marketable Securities

A summary of Marketable Securities is as follows:

                                                                Gross           Gross
                                                              Unrealized     Unrealized
                                               Cost              Gains          Losses       Fair Value

Debt securities issued by
   the US Treasury and other
   US Government corporations
   and agencies                            $  2,026,562        $    867       $  (9,870)     $ 2,017,559

Mortgage backed securities                    1,183,671               -         (13,391)       1,170,280
                                           ------------        --------       ---------      -----------

Marketable securities at
   December 31, 1996                       $  3,210,233        $    867       $ (23,261)     $ 3,187,839
                                           ============        ========       =========      ===========

Debt securities issued by
   the US Treasury and other
   US government corporations
   and agencies                            $  2,563,670        $      -       $ (10,111)     $ 2,553,559

Mortgage backed securities                    1,312,553               -         (10,770)       1,301,783
                                           ------------        --------       ---------      -----------

Marketable securities at
   March 31, 1996                          $  3,876,223        $      -       $ (20,881)     $ 3,855,342
                                           ============        ========       =========      ===========

The contractual maturities at December 31, 1996 are as follows:

                                                                                 Cost        Fair Value

Due in one year or less                                                     $    663,625    $    661,050
Due in one to five years                                                       1,362,937       1,356,509
Mortgage backed securities                                                     1,183,671       1,170,280
                                                                            ------------    ------------
                                                                            $  3,210,233    $  3,187,839
                                                                            ============    ============

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales and maturities were approximately $1,844,000 and $11,679,000 for the nine months ended December 31, 1996 and 1995, respectively. Included in investment income are gross gains of $89,295 and $43,174 and gross losses of $7,131 and $93,863 which were realized on these sales during the nine months ended December 31, 1996 and 1995, respectively.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                   (Unaudited)

2.   Investments in Local Limited Partnerships

The Fund has acquired interests in nineteen Local Limited Partnerships which own and operate multi-family housing complexes. The Fund, as Investor Limited Partner, pursuant to the various Local Limited Partnership Agreements, has generally acquired a 99% interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. In the case of Springwood, the Fund owns a 19.80% interest and an affiliate of the General Partner owns the remaining 79.2% Limited Partnership interest. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships at December 31, 1996 (Unaudited):

Capital Contributions paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of
   Local Limited Partnerships                                                                      $  39,189,961

Cumulative equity in losses of Local Limited Partnerships                                             (7,313,133)

Cash distributions received from Local Limited Partnerships                                             (227,205)
                                                                                                   -------------

Investments in Local Limited Partnerships before adjustments                                          31,649,623

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                       1,252,338

   Accumulated amortization of acquisition fees and expenses                                             (82,185)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $  32,819,776
                                                                                                   =============


Summarized financial information from the combined financial statements of the nineteen Local Limited Partnerships in which the Fund has invested is as follows:

Summarized Balance Sheets - as of September 30, 1996 (Unaudited):

Assets:
   Investment property, net                                                                        $ 100,743,255
   Current assets                                                                                      5,011,711
   Other assets                                                                                        3,770,339
                                                                                                   -------------
         Total Assets                                                                              $ 109,525,305
                                                                                                   =============

Liabilities and Partners' Equity:
   Long-term debt                                                                                  $  59,843,725
   Current liabilities (includes current portion of long term debt)                                    2,971,471
   Other debt                                                                                          4,513,399
                                                                                                   -------------
         Total Liabilities                                                                            67,328,595

Partners' Equity                                                                                      42,196,710
                                                                                                   -------------
         Total Liabilities and Partners' Equity                                                    $ 109,525,305
                                                                                                   =============

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                   (Unaudited)

2.   Investments in Local Limited Partnership (continued)

Summarized Statements of Operations for the nine months ended September 30, 1996 (Unaudited):

Rental and other revenue                                                                            $  9,088,424
                                                                                                    ------------

Expenses:
   Operating                                                                                           4,363,408
   Interest                                                                                            3,795,786
   Depreciation and amortization                                                                       3,051,195
                                                                                                    ------------
       Total Expenses                                                                                 11,210,389

Net Loss                                                                                            $ (2,121,965)
                                                                                                    ============

Fund's share of Net Loss                                                                            $ (2,014,905)
                                                                                                    ============
Other Partners' share of Net Loss                                                                   $   (107,060)
                                                                                                    ============

3.   Commitments

At December 31, 1996, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $752,000.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At December 31, 1996, the Fund had cash and cash equivalents of $359,948 as compared with $334,845 at March 31, 1996. The increase is primarily attributable to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships. These increases are partially offset by investments in Local Limited Partnerships and cash used for operating activities.

As of December 31, 1996, approximately $2,483,000 of cash, cash equivalents and marketable securities has been designated as Reserves by the Managing General Partner. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits if the Managing General Partner deems funding appropriate.

At December 31, 1996, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $752,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 1996, the Fund had no contractual or other obligation to any Local Limited Partnership, which had not been paid or provided for, except as described above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. No such event has occurred to date.


Cash Distributions

No cash distributions were made during the nine months ended December 31, 1996.


Results of Operations

The Fund's results of operations for the three and nine months ended December 31, 1996 resulted in net losses of $848,824 and $2,198,882, respectively, as compared to net losses of $692,124 and $2,094,449 for the same periods in 1995. The increase in net loss for the three and nine months ended December 31, 1996 as compared to the same period in 1995 is primarily attributable to an increase in equity in losses of Local Limited Partnerships and a decrease in investment revenue.


The equity in losses of Local Limited Partnerships increased from the 1995 periods to the 1996 periods due to an increase in the number of properties which have completed construction and are in full operation. This has resulted in increased depreciation, interest and operating expenses over total income earned. The income earned on investments has decreased as a result of lower investment balance from 1995 to 1996. As capital contributions are paid to Local Limited Partnerships, the Fund has less cash to invest in securities and therefore earns less revenue.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions

Los Claveles II, located in Trujillio Alto, Puerto Rico, continues to experience operating difficulties due to ongoing capital repair needs and management issues. As previously reported, most of these difficulties stem from widespread water infiltration that caused subsidy payments to be suspended pending completion of required property repairs. The suspension of Section 8 payments caused large fluctuations in monthly revenue and a subsequent mortgage default. The Partnership cured the default by advancing $208,000 from the developer's escrow. Recently, an affiliate of the Managing General Partner successfully negotiated with the Local General Partners, lender and local housing authority to replace the management agent. The new managing agent assumed responsibility for the property in December 1996. It appears likely that resolving the property's long-term problems might require advances from property and Partnership reserves. An affiliate of the Managing General Partner is continuing to work closely with the management agent, Local General Partners and lender to devise a plan which preserves the Partnership's long-term interest in the property.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 1996.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 12, 1997         BOSTON FINANCIAL TAX CREDIT FUND VII,
                                  A LIMITED PARTNERSHIP


                                  By: Arch Street VII, Inc.,
                                      its Managing General Partner




                                      /s/Georgia Murray
                                      Georgia Murray
                                      A Managing Director, Treasurer and
                                      Chief Financial Officer