Form 10-K
period 1997-03-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 1997-06-30
CIK 892342

June 27, 1997




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

       Boston Financial Tax Credit Fund VII, A Limited Partnership Annual Report on Form 10-K for the Year Ended March 31, 1997 File No. 0-24584


Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of the subject report.

Very truly yours,





/s/ Veronica Curioso
Veronica Curioso
Assistant Controller


TC710K-K.95

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended                          Commission file number
   March 31, 1997                                          0-24584

                    BOSTON  FINANCIAL  TAX CREDIT  FUND VII, A
                       LIMITED   PARTNERSHIP   (Exact  name  of
                          registrant as specified in its charter)

            Massachusetts                                     04-3166203
--------------------------------                        ---------------------
       (State of organization)                             (I.R.S. Employer
                                                           Identification No.)

     101 Arch Street, 16th Floor
        Boston, Massachusetts                               02110-1106
--------------------------------                  ---------------------------
        (Address of Principal                              (Zip Code)
          executive office)

Registrant's telephone number, including area code 617/439-3911

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name on each exchange on
          Title of each class                             which registered
-----------------------------------------           -----------------------
                  None                                         None

Securities registered pursuant to Section 12(g) of the Act:

                          UNITS OF LIMITED PARTNERSHIP INTEREST
                                       (Title of Class)
                                            100,000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate sales price of partnership units held by non-affiliates of the registrant.
                           $50,930,000 as of March 31, 1997

-----------------------------------------------------------------------------

------------------------------------------------------------------------------


DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS:
(2) ANY PROXY OR INFORMATION STATEMENT: AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.

                                                             Part of Report on
                                                               Form 10-K into
                                                             Which the Document
Documents incorporated by reference                          is Incorporated

Report on Form 8-K dated March 18, 1993                      Part I, Item 1

Report on Form 8-K dated June 8, 1993                        Part I, Item 1

Report on Form 8-K dated September 10, 1993                  Part I, Item 1

Report on Form 8-K dated January 14, 1994                    Part I, Item 1

Post-Effective Amendment No. 1-3 to the Form S-11
     Registration Statement, File # 33-52468                 Part I, Item 1

Post-Effective Amendment No. 4 to the Form S-11
     Registration Statement, File # 33-52468                 Part III, Item 12

Prospectus - Sections Entitled:

     "Investment Objectives and Policies -
      Principal Investment Objectives"                       Part I, Item 1

     "Investment Risks"                                      Part I, Item 1

     "Estimated Use of Proceeds"                             Part III, Item 13

     "Management Compensation and Fees"                      Part III, Item 13

     "Profits and Losses for Tax Purposes, Tax
        Credits and Cash Distributions"                      Part III, Item 13

             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

              ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1997


                                 TABLE OF CONTENTS


                                                      Page No.

PART I

     Item 1      Business                                K-3
     Item 2      Properties                              K-5
     Item 3      Legal Proceedings                       K-11
     Item 4      Submission of Matters to a Vote of
                    Security Holders                     K-11

PART II

     Item 5      Market for the Registrant's Units and
                    Related Security Holder Matters      K-12
     Item 6      Selected Financial Data                 K-13
     Item 7      Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                           K-14
     Item 8      Financial Statements and Supplementary
                    Data                                 K-16
     Item 9      Changes in and Disagreements with Accountants
                    on Accounting and Financial
                    Disclosure                           K-16

PART III

     Item 10     Directors and Executive Officers
                    of the Registrant                     K-17
     Item 11     Management Remuneration                  K-18
     Item 12     Security Ownership of Certain Beneficial
                    Owners and Management                 K-18
     Item 13     Certain Relationships and Related
                    Transactions                          K-19

PART IV

     Item 14     Exhibits, Financial Statement Schedule and
                  Reports on Form 8-K                     K-21

SIGNATURES                                                K-22

                                PART I

Item 1.  Business

Boston Financial Tax Credit Fund VII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership formed on September 14, 1992 under the laws of the Commonwealth of Massachusetts. The Fund's partnership agreement ("Partnership Agreement") authorizes the sale of up to 100,000 Units of limited partnership interest at $1,000 per Unit. On November 30, 1993, the Fund held its final investor closing. In total, the Fund received $50,930,000 of capital contributions for 50,930 units. Such amounts exclude five unregistered Units previously acquired for $5,000 by the Initial Limited Partner, which is also one of the General Partners. The offering of Units terminated on January 21, 1994.

The Fund is engaged solely in the business of real estate investment. A presentation of information about industry segments is not applicable and would not be material to an understanding of the Fund's business taken as a whole.

The Fund has invested and will invest as a limited partner in other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties") some of which benefit from some form of federal, state or local assistance programs and all of which qualify for low-income housing tax credits ("Tax Credits") added to the Internal Revenue
Code (the "Code") by the Tax Reform Act of 1986.   The  investment
objectives of the Fund include the following: (i) to provide investors with annual tax credits which they may use to reduce their federal income taxes; (ii) to provide limited cash distributions from the operations of apartment complexes; and (iii) to preserve and protect the Fund's capital with the possibility of realizing a profit through the sale or refinancing of apartment complexes. There cannot be any assurance that the Fund will attain any or all of these investment objectives. A more detailed discussion of these investment objectives, along with the risks in achieving them is contained in the sections of the Prospectus entitled "Investment Objectives and Policies - Principal Investment Objectives" and "Investment Risks", which are herein incorporated by this reference.

Table A on the following page lists the properties owned by the Local Limited Partnerships in which the Fund has invested. Item 7 of this Report contains other significant information with respect to such Local Limited Partnerships. The terms of the acquisition of each Local Limited Partnership interest have been described in a supplement to the Prospectus and collected in the post-effective amendment to the Registration Statement listed in Part IV of this Report on Form 10-K; such descriptions are incorporated herein by this reference.

                                     TABLE A

                              SELECTED LOCAL LIMITED
                               PARTNERSHIP DATA


Properties owned by                                                                             Date
Local Limited                                                                                   Interest
Partnerships                                          Location                                  Acquired
----------------------------                          ------------------                        ---------

Oak Ridge                                             Macon, GA                                 12/31/92
Santa Fe Oaks II                                      Gainesville, FL                           12/31/92
Andrews Pointe                                        Burnsville, MN                            04/13/92
Palo Verde II                                         Henderson, NV                             05/19/93
Woods Lane                                            Rogers, AR                                07/30/93
Crafton Place                                         Fayetteville, AR                          07/30/93
Guardian Place                                        Richmond, VA                              10/07/93
Twin Oaks Meadows                                     Lansing, MI                               10/29/93
Sunrise Terrace                                       Madera, CA                                11/24/93
Wynmor                                                Brooklyn Park, MN                         12/22/93
Citrus Glen                                           Orlando, FL                               12/30/93
St. Andrews Pointe                                    Columbia, SC                              01/05/94
Des Moines St. Village                                Des Moines, IA                            01/31/94
Fountain Lakes                                        Benton, AR                                02/02/94
Fairhaven Manor                                       Burlington, WA                            03/08/94
Grand Boulevard                                       Chicago, IL                               08/03/94
Los Claveles II                                       Trujillio Alto, PR                        08/31/94
Harford Commons                                       Baltimore, MD                             02/28/95
Springwood*                                           Tallahassee, FL                           12/15/94


The Fund's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%, with the exception of Springwood which is 19.80%. Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

Although the Fund's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Fund's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 1997, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the original investment in Local Limited Partnerships: (i) Oak Ridge, Santa Fe Oaks Phase II, Springwood and St. Andrew's Pointe representing 24.26% have Flournoy Development Company and John Flournoy as Local General Partners; (ii) Woods Lane, Crafton Place and Fountain Lakes representing 17.27% have Lindsey Management Company as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports, which are herein incorporated by reference.

The Properties owned by Local Limited Partnerships in which the Fund has invested are, and will continue to be, subject to competition from existing and future apartment complexes in the same areas. The success of the Fund will depend on many outside factors, most of which are beyond the control of the Fund and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Fund, including (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels, (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive over-building, or a decrease in employment or adverse changes in real estate laws, including building codes, and (iii) the possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases, or which suppress the ability of the Local Limited Partnerships to generate operating cash flow. Since some of the Properties benefit from some form of government assistance, the Fund is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits. Other future changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Fund.

The Fund is managed by Arch Street VII, Inc., the Managing General Partner of the Fund. The other General Partner of the Fund is Arch Street VII Limited Partnership. To economize on direct and indirect payroll costs, the Fund, which does not have any employees, reimburses The Boston Financial Group Limited Partnership, an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Fund is set forth in Item 10 of this Report.


Item 2.  Properties

The Fund owns limited partnership interests in nineteen Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state, or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood, which is 19.80%.

Each of the Local Limited Partnerships has received an allocation of Tax Credits from the relevant state tax credit agency. In general, the Tax Credit runs for ten years from the date the Property is placed in service. The required holding period(the"Compliance Period")of the Properties is fifteen years.During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Internal Revenue Service, in order to maintain eligibility for the Tax Credit at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements. To date, none of the Local Limited Partnerships have suffered an event of recapture of Tax Credits.

In addition, some of the Local Limited Partnerships have obtained one or a combination of different types of loans such as: i) below market rate interest loans; ii) loans provided by a redevelopment agency of the town or city in which the property is located at favorable terms; or iii) loans that have repayment terms that are based on a percentage of cash flow.

The schedules on the following pages provide certain key information on the Local Limited Partnership interests acquired by the Fund.

------------------------------------------------------------------------

------------------------------------------------------------------------


                                                    Capital Contributions                     Mtge. loans                 Occupancy
Local Limited Partnership     Number            Total Committed          Paid Through         payable at                  at
Property Name                 of                at March 31,             March 31,            December 31,   Type of      March 31,
Property Location             Apt. Units        1997                     1997                 1996           Subsidy*     1997
---------------------------   --------------    -------------------      ----------------     -------------  ------------ ---------

Oak Ridge Apartments,
   a Limited Partnership
Oak Ridge
Macon, GA                         152                 $2,870,245             $2,870,245           $4,150,456   None            80%

Santa Fe Oaks Phase II,
   a Limited Partnership
Santa Fe Oaks II
Gainesville, FL                   129                  2,698,586              2,698,586            3,754,237   None            89%

Andrew's Pointe Limited
   Partnership
Andrew's Pointe
Burnsville, MN                     57                  1,333,800              1,333,800            2,370,604   None           100%

Palo Verde II, a Nevada
   Limited Partnership
Palo Verde II
Henderson, NV                      60                  1,324,801              1,324,801            1,106,082   None           100%

Woods Lane, a Limited
   Partnership
Woods Lane
Rogers, AR                        156                  2,574,180              2,574,180            3,384,986   None            88%

Crafton Place, a Limited
   Partnership
Crafton Place
Fayetteville, AR                   84                  1,365,120              1,365,120            1,692,493   None            75%



                                                          Capital Contributions
                                                                                              Mtge. loans                 Occupancy
Local Limited Partnership     Number            Total Committed          Paid Through         payable at                  at
Property Name                 of                at March 31,             March 31,            December 31,   Type of      March 31,
Property Location             Apt. Units        1997                     1997                 1996           Subsidy*     1997
---------------------------   --------------    -------------------      ---------------      -------------  ------------ ---------

Guardian Place
   Limited Partnership
Guardian Place
Richmond, VA                      120                  2,174,390              2,174,390            2,988,767   None            98%

Twin Oaks Meadows Limited
   Dividend Housing Association
   Limited Partnership
Twin Oaks Meadows
Lansing, MI                        63                  1,436,401              1,436,401            1,927,258   None            98%

Madera Sunrise Terrace
   Limited Partnership
Sunrise Terrace
Madera, CA                         52                  1,523,196              1,523,196            1,223,697   None            96%

Eden Park Limited
   Partnership
Wynmor
Brooklyn Park, MN                 324                  5,527,758              5,527,758            5,916,767   None            95%

Affordable Citrus Glen
   Limited Partnership
Citrus Glen
Orlando, FL                       176                  4,581,360              4,581,360            5,470,969   None            96%

St. Andrews Pointe Apartments,
   A Limited Partnership
St. Andrews Pointe
Columbia, SC                      150                  3,414,528              3,414,528            4,703,499   None            97%

                                                         Capital Contributions

                                                                                              Mtge. loans                  Occupancy
Local Limited Partnership     Number            Total Committed          Paid Through         payable at                   at
Property Name                 of                at March 31,             March 31,            December 31,   Type of       March 31,
Property Location             Apt. Units        1997                     1997                 1996           Subsidy*      1997
----------------------------  --------------    -------------------      ---------------      -------------  ------------  -------

Des Moines Street Associates
   Limited Partnership
Des Moines St. Village
Des Moines, IA                     42                  1,083,996              1,083,996            1,737,049 Section 8         98%

Fountain Lakes, A Limited
   Partnership
Fountain Lakes
Benton, AR                        180                  2,854,593              2,854,593            4,255,148   None           100%

Fairhaven Manor Limited
   Partnership
Fairhaven Manor
Burlington, WA                     40                  1,232,020              1,232,020              956,585   None           100%

Grand Boulevard Renaissance I
   Limited Partnership
Grand Boulevard Renaissance
Chicago, IL                        30                  1,085,000                868,000            1,913,294 Section 8         97%

Los Claveles, S.E. Limited
   Partnership
Los Claveles II
Trujilio, PR                      180                  1,272,000                698,373            6,553,050 Section 8        95%

BHP/Harford Commons
   Limited Partnership
Harford Commons
Baltimore, MD                      30                  1,187,000              1,009,000            1,745,080  None           100%


                                                        Capital Contributions

                                                                                              Mtge. loans                 Occupancy
Local Limited Partnership     Number            Total Committed          Paid Through         payable at                  at
Property Name                 of                at March 31,             March 31,            December 31,   Type of      March 31,
Property Location             Apt. Units        1997                     1997                 1996           Subsidy*     1997
--------------------------    --------------    -------------------      ----------------     -------------  ------------ ---------

Springwood Apartments,
   A Limited Partnership
Springwood (1)
Tallahassee, FL                   113                    619,614                619,614           3,966,075  None            97%
                                -----               ------------           ------------         ------------
                                2,138                $40,158,588            $39,189,961         $59,816,096
                                =====                ===========            ===========         ===========

(1) Boston Financial Tax Credit Fund VII has a 19.8% interest in Springwood Apartments, A Limited Partnership. The mortgage payable represents 100% of the outstanding balance.

Section 8 This subsidy, which is authorized under Section 8 of Title II of the Housing and Community Development Act of 1974, allows qualified low-income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------



Two Local Limited Partnerships invested in by the Fund each represent more than 10% of the total capital contributions to be made to Local Limited Partnerships by the Fund. The first is Eden Park Limited Partnership which owns Wynmor, an existing property located in Brooklyn Park, Minnesota. The property contains 324 apartments in eleven three-story buildings, and represents 12.62% of the total original investment in the Local Limited Partnerships.

Eden Park Limited Partnership has obtained a $6,000,000 first mortgage loan. The mortgage is payable in monthly installments of principal and interest in the amount of $48,922, based on a 25 year amortization period and accrues interest at a rate of 8.65%. The unpaid principal and interest is due in one balloon payment in October of 2020.

The other Local Limited Partnership which represents more than 10% of the total capital contributions to be made to Local Limited Partnerships is Affordable Citrus Glen Limited Partnership which owns Citrus Glen Apartments. Citrus Glen Apartments, which is located in Orlando, Florida, contains 176 apartments and represents 11.58% of the total original investment in the Local Limited Partnerships.

Affordable Citrus Glen Limited Partnership (the "Partnership") has obtained permanent financing in the amount of $3,848,000 at an interest rate of 9.55%. The note requires monthly principal and interest payments of $32,497, amortized over a 30 year period, with the unpaid principal balance due in full on February 1, 2010. Additional financing has been obtained in the amount of $1,670,000, with stated interest at 9%, from the Florida Housing Finance Agency. Due to other claims against cash flows, the maximum effective rate will be 4.5%, the rate at which interest is currently being accrued. Repayment is based on the cash flow of the Partnership, beginning on January 10, 1995, with annual payments due each January 10 through 2009, at which time all outstanding principal and interest is due. The loan is non-recourse and is collateralized by a second mortgage on the Partnership's rental property and an assignment of leases, rents, and contract rights.

The duration of the leases for occupancy in the Properties described above is six to twelve months. The Managing General Partner believes the Properties described herein are adequately covered by insurance.

Additional information required under this item, as it pertains to the Fund, is contained in Items 1, 7 and 8 of this Report.

Item 3.  Legal Proceedings

The Fund is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                 PART II

Item 5.  Market for the Registrant's Units and Related Security Holder Matters

There is no public market for the Units, and it is not expected that a public market will develop. If a Limited Partner desires to sell Units, the buyer of those Units will be required to comply with the minimum purchase and retention requirements and investor suitability standards imposed by applicable federal or state securities laws and the minimum purchase and retention requirements imposed by the Fund. The price to be paid for the Units, as well as the commissions to be received by any participating broker-dealers, will be subject to negotiation by the Limited Partner seeking to sell his Units. Units will not be redeemed or repurchased by the Fund.

The Partnership Agreement does not impose on the Fund or its General Partners any obligation to obtain periodic appraisals of assets or to provide Limited Partners with any estimates of the current value of Units.

As of March 31, 1997, there were 2,786 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. No cash distributions were paid during the years ended March 31, 1997, 1996 and 1995.

Item 6.  Selected Financial Data

The following table sets forth selected financial information regarding the Fund's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8 of this Report.

                                           March 31,        March 31,     March 31,        March 31,         March 31,
                                           1997             1996          1995             1994              1993

Revenue                                    $  400,349       $  257,160    $   333,523      $ 365,312        $   488
Equity in losses of Local Limited
 Partnerships                              (2,967,826)      (2,570,732)    (2,190,648)      (536,848)             -
Net Loss                                   (3,131,087)      (2,870,229)    (2,465,750)      (735,660)       (23,957)
Per Limited Partnership Unit (A)               (60.86)         (55.79)        (47.93)         (21.34)         (3.69)
Cash, cash equivalents and
marketable securities                       3,614,673        4,190,187      7,456,668     19,938,766      4,661,492
Investments in Local Limited
Partnerships, at original cost             39,572,643       39,572,643     39,527,857     24,572,298      1,000,669
Total assets (B)                           35,694,649       38,795,017     41,924,559     44,145,937      5,716,428
Cash Distribution                                   -                -              -              -              -
Other data:
Passive loss (C)                           (3,697,126)      (3,835,484)    (3,604,962)      (822,547)             -
   Per Limited Partnership Unit (C)             (71.87)         (74.56)       (70.07)         (39.28)             -
Portfolio income (C)                          359,903          477,042      1,026,953        415,206              -
Per Limited Partnership Unit (C)                 7.00     9.27      19.96          19.83           -
Net short term capital losses (C)                   -             (610)      (510,142)             -              -
   Per Limited Partnership Unit (C)                 -             (.01)         (9.92)             -              -
Low-Income Housing Tax Credit (C)           7,531,209        7,016,512      4,226,746        750,876              -
Per Limited Partnership Unit (C)               146.39     136.39          82.16    35.86       -
Local Limited Partnership interests
      owned at end of period                       19               19             19              15             2

(A) Per Limited Partnership Unit data is based upon 50,930 Units for the years ended March 31, 1997, 1996 and 1995 and a weighted average number of units outstanding of 34,127 and 6,424 for the year ended March 31, 1994 and the period December 24, 1992 to March 31, 1993, respectively.

(B)    Total assets include the net investments in Local Limited Partnerships.

(C) Income tax information is as of December 31, the year end of the Fund for income tax purposes. Per Limited Partnership Unit data is based on the initial investor closing on March 30, 1993. The per Limited Partnership Unit data for Limited Partners admitted subsequent to March 30, 1993 varies depending on their admission date.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
           of Operations

Liquidity and Capital Resources

At March 31, 1997, the Partnership had cash and cash equivalents of $373,729 compared with $334,845 at March 31, 1996. The increase is primarily attributable to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships. These increases are partially offset by investments made in Local Limited Partnership and cash used for operating activities.

As of March 31, 1997, approximately $2,538,000 of marketable securities has been designated as Reserves by the Managing General Partner. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate.

At March 31, 1997, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $752,000. In addition, the Fund has set aside $217,000in future capital contributions to one Local Limited Partnership.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 1997, the Fund had no contractual or other obligation to any Local Limited Partnership, which had not been paid or provided for, except as described above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made in the year ended March 31, 1997.

Results of Operations

1997 versus 1996

The Fund's results of operations for the year ended March 31, 1997 resulted in a net loss of $3,131,087 as compared to a net loss of $2,870,229 for the same period in 1996. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships partially offset by an increase in other revenue. The increase in equity in losses of Local Limited Partnerships is due to an increase in the number of Local Limited Partnership interests which had a full year of operations. This resulted in increased depreciation, interest and operating expenses over total revenue earned. The increase in other revenue is primarily due to an increase in interest received on funds held in escrow for Local Limited Partnerships for the year ended March 31, 1997.

1996 versus 1995

The Fund's results of operations for the year ended March 31, 1996 resulted in a net loss of $2,870,229 as compared to a net loss of $2,465,750 for the same period in 1995. The increase is primarily attributable to greater equity in losses of Local Limited Partnerships and a decrease in investment income. Partially offsetting these amounts was a decrease in general and administrative expenses. Equity in losses of Local Limited Partnerships increased for the year ended December 31, 1995 as compared to December 31, 1994, due to an increase in the number of Local Limited Partnership interests which are now in the operational phase. The decrease in investment income is due to lower average cash balances maintained by the Fund during the year ended March 31, 1996 as compared to March 31, 1995. The decrease in general and administrative expenses is due to a decrease in certain Partnership administrative expenses.


Effect of recently issued Accounting Standard

The Financial Accounting Standards Board has issued Statement of Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is effective for fiscal years beginning after December 15, 1995. This standard requires that long-lived assets be reviewed for recoverability. Impairment losses are recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Fund adopted the new standard for its year ending March 31, 1997, however, it did not have a significant effect on the financial position or results of operations.

Low-Income Housing Tax Credits

The 1997,  1996 and 1995 Tax Credits per unit were $146.39,  $136.39 and $82.16, respectively, for investor limited partners. Tax Credits are not available for a property until the property is placed in service and its apartment units are occupied by qualified tenants. In the first year the Tax Credits are claimed, the allowable credit amount is determined using an averaging convention to reflect the number of months that apartment units comprising the qualified basis were occupied by qualified tenants during the year. To the extent that the full amount of the annual credit is not allocated in the first year, an additional credit equal to the difference is available in the 11th taxable year.

As of December 31, 1996, the tax year end of the Local Limited Partnerships, all of the properties have been placed in service and all generated Tax Credits in 1996.

The Tax Credits per Limited Partnership Unit have stabilized at approximately $147 per unit, as properties have reached completion and have become fully leased. Since the Tax Credits have stabilized, the annual amount allocated to investors is expected to remain the same for about seven years. In years eight through ten, the credits are expected to decrease as Properties reach the end of the ten year credit period.

Property Discussions

Los   Claveles  II,  located  in  Trujillio  Alto,  Puerto  Rico,  continues to experience operating difficulties due to ongoing capital repair needs and management issues. As previously reported, most of these difficulties stem from widespread water infiltration that caused subsidy payments to be suspended pending completion of required property repairs. The suspension of Section 8 payments caused large fluctuations in monthly revenue and a subsequent mortgage default. The Partnership temporarily cured the default by advancing $208,000 from the developer's escrow. Recently, an affiliate of the Managing General Partner of the Partnership successfully negotiated with the Local General Partners, lender and local housing authority to replace the management agent for Los Claveles II as well as its neighboring property, Los Claveles I. By consolidating management, the Managing General Partner feels that it can achieve greater control over both sites and attain certain operating efficiencies that will benefit bothproperties. The new management agent assumed responsibility for the property in December 1996 and has successfully obtained Section 8 subsidy increases. In addition, the management agent will oversee the capital improvements program which is under development and should be implemented this year. The Local General Partners have agreed to step down voluntarily and will be replaced by an affiliate of the Managing General Partner, once the workout plan is approved by the lender. The lender continues to indicate its willingness to work with the General Partners and management agent to improve operations and cure defaults. Although there appears to be sufficient resources to turn the project around, no agreement has been reached with the lender to date.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the partnership for the years ended March 31, 1997, 1996 and 1995.

Item 8.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 10, 1995, the firm of Arthur Andersen LLP was dismissed as the principal accountant to audit the registrant's financial statements. The report on the financial statements of the registrant by Arthur Andersen LLP for the year ending March 31, 1995 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Board of Directors of the General Partner of the registrant.

During the year ending March 31, 1995 and for the subsequent interim period, April 1, 1995 through November 10, 1995, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The firm of Coopers & Lybrand L.L.P. has been engaged as principal accountant to audit the registrant's financial statements.

                                PART III

Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Fund is Arch Street VII, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership.

The Managing General Partner was incorporated in September 1992. William E. Haynsworth is the Chief Operating Officer of the Managing General Partner and has the primary responsibility for evaluating, selecting and negotiating investments for the Fund. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                           Position

Georgia Murray                         President, Managing Director, Treasurer
                                         and Chief Financial Officer
Fred N. Pratt, Jr.                     Managing Director
William E. Haynsworth                  Managing Director and Chief
                                         Operating Officer
Paul F. Coughlan                       Vice President
Peter G. Fallon, Jr.                   Vice President
Randolph G. Hawthorne                  Vice President
A. Harold Howell                       Vice President

The other General Partner of the Fund is Arch Street VII Limited Partnership, a Massachusetts limited partnership ("Arch Street VII L.P.") that was organized in September 1992. The managing general partner of Arch Street VII L.P.
is Arch Street VII, Inc.. The limited partner of Arch Street VII L.P. is Boston Financial.

The Managing General Partner provides day-to-day management of the Fund. Compensation is discussed in Item 11 of this report. Such day-to-day management does not include the management of the properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Georgia Murray, age 46, is a graduate of Newton College of the Sacred Heart (B.A., 1972). She joined Boston Financial Management Company in 1973 and is currently a Senior Vice President of Boston Financial. Ms. Murray is a member of the Senior Leadership Team and Board of Directors, and leads the Property Management division. Previously, she led the company's Institutional Tax Credit Team and managed Boston Financial's Investment Real Estate and Asset Management divisions. Ms. Murray currently serves as a director of Atlantic Bank and Trust Company, President of the Institute for Multi-Family Housing, Director of the Investment Program Association and member of the Direct Investment Committee of the Securities Industry Association. Previously, she served as the Industry Advisor to the Management Policy Review Committee of the Massachusetts Housing Finance Agency and as a commissioner of the Boston Public Facilities Department.

Fred N. Pratt, Jr., age 52, graduated from Tufts University and the Amos Tuck School of Business Administration at Dartmouth College. Mr. Pratt was one of the original employees of Boston Financial when it was founded in late 1969.He currently serves as Boston Financial's Chief Executive Officer and Chairman of the Board of the General Partner of Boston Financial.

William E. Haynsworth, age 57, graduated from Dartmouth College and Harvard Law School. Mr. Haynsworth was Acting Executive Director of the Massachusetts Housing Finance Agency, where he was also General Counsel, prior to becoming a Vice President of Boston Financial in 1977 and a Senior Vice President in 1986. He has also served as Director of Non-Residential Development of the Boston Redevelopment Authority and as an associate of the law firm of Goodwin, Procter & Hoar in Boston. Mr. Haynsworth is a member of the firm's Senior Leadership Team and participates in the structuring of real estate investments and the development of new business opportunities.

Paul F. Coughlan, age 53, is a graduate of Brown University (A.B., 1965) and served in the United States Navy before entering the securities business in 1969. He was employed as an Account Executive by Bache & Company until 1972, and then by Reynolds Securities Inc. He joined Boston Financial in 1975 and is currently a Senior Vice President on the Institutional Tax Credit Team.

Peter G. Fallon, Jr., age 58, graduated from the College of The Holy Cross (B.S., 1960) and Babson College (M.B.A., 1965). He joined Boston Financial in 1970, shortly after its formation, and is currently a Senior Vice President and a member of the Investment Real Estate Division with responsibility for the marketing of the firm's Institutional Tax Credit product.

Randolph G. Hawthorne, age 47, is a graduate of the Massachusetts Institute of Technology (B.S., 1971) and Harvard Graduate School of Business (M.B.A., 1973). He joined Boston Financial in 1973 and has served as Treasurer and managed the firm's Investment Real Estate division. He is a Senior Vice President serving on the Investment Acquisitions Team with 22 years of experience in property acquisitions. Mr. Hawthorne has primary responsibility for structuring real estate investments and developing new business opportunities. He is a member of the Investment Committee. He is Chairman of the National Multi -Housing Council, a past president of the National Housing and Rehabilitation Association, a member of the Residential Development Council of the Urban Land Institute as well as a member of the Advisory Board of the Berkeley Real Estate Center at the University of California. A speaker at industry conferences, he is also on the Editorial Advisory Board of the Tax Credit Advisor.

A. Harold Howell, age 56, graduated from Harvard College and the Amos Tuck School of Business Administration at Dartmouth College. He has been employed by Boston Financial since 1970. For most of this time, he has been active in the overall administration of Boston Financial and its affiliates but has also been involved in other areas of its business. Mr. Howell has served as head of Boston Financial's Property Management Division and also as its Chief Financial Officer and Chief Executive Officer. He currently is a Senior Vice President and is in charge of a program being developed for properties managed by Boston Financial whereby heads-of-households who want to further their education can enroll in a program on-site which teaches economic self sufficiency, computer and internet skills, problem solving skills and related real-world skills. Mr. Howell recently spent a two year sabbatical from Boston Financial as a Visiting
Professor at the Instituto de Estudios Superiores de la Empresa, a highly regarded International M.B.A. Program in Barcelona, Spain. While there, he taught courses in business strategy and real estate finance.


Item 11.  Management Remuneration

Neither the directors or officers of Arch Street VII, Inc., nor the partners of Arch Street VII L.P., nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

No person is known to the Fund to be the beneficial owner of more than 5% of the outstanding Units.

The equity securities registered by the Fund under Section 12(g) of the Act consist of 100,000 Units, 50,930 of which had been sold to the public. The remaining Units were deregistered in Post-Effective Amendment No. 4 dated January 20, 1995 which is herein incorporated by reference.

Holders of Units are permitted to vote on matters affecting the Fund only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Fund.

Arch Street VII, L.P. owns five (unregistered) Units not included in the Units sold to the public.

Except as described in the preceding paragraph, neither Arch Street VII, Inc., Arch Street VII L.P., Boston Financial, nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Fund does not know of any existing arrangement that might at a later date result in a change in control of the Fund.

Item 13.  Certain Relationships and Related Transaction

The Fund is required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner to its affiliates (including Boston Financial) in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid during the years ended March 31, 1997, 1996, and 1995 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions." Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information required under this Item is contained in Note 5 to the Financial Statements presented as a separate section of this Report. The affiliates of the Managing General Partner which have received fee payments and expense reimbursements from the Fund are as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Fund is required to pay certain fees to and reimburse expenses of the Managing General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. Commissions, fees and accountable expenses related to the sale of the Units totaling $6,304,898 have been charged directly to Limited Partners' equity. In connection therewith, $4,329,050 of selling expenses and $1,975,848 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the Managing General Partner. The Fund is required to pay a non-accountable expense allowance for marketing expense equal to a maximum of 1% of Gross Proceeds. This allowance has not yet been charged to the Fund. In addition, The Fund has paid $50,000 in organization costs to an affiliate of the Managing General Partner. This cost has been included in the balance sheet. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds.
Payments made and expenses reimbursed during the years ended March 31, 1997, 1996, and 1995 are as follows:

                                                  1997             1996            1995
                                                  -------------    ------------    -------------

     Organizational fees and expenses             $        -       $  3,583        $7,927


Acquisition fees and expenses

In accordance with the Partnership Agreement, the Fund is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating, and closing the Partnership's investments in Local Limited Partnerships.
Acquisition fees totaled 6% of the gross offering proceeds. Acquisition expenses, which include legal fees and expenses, travel and communications expenses, costs of appraisals, and accounting fees and expenses, totaled 1.5% of the gross offering proceeds. Acquisition fees totaling $3,055,800 for the closing of the Fund's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Of this amount, approximately $2,567,000 is included as capital contributions to Local Limited Partnerships. Acquisition expenses totaling $763,950 were incurred and have been reimbursed to an affiliate of the Managing General Partner. Payments made (refunds received) and expenses reimbursed during the years ended March 31, 1997, 1996 and 1995 are as follows:

                                                  1997             1996            1995
                                                  -------------    ------------    -------------

Acquisition fees and expenses                     $  (3,017)       $    57,598     $  554,269


Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives the base amount of .558% (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee. Fees earned during the years ended March 31, 1997, 1996 and 1995 are as follows:

                                                  1997             1996            1995
                                                  -------------    ------------    -------------

Asset Management Fees                             $277,575         $270,264        $263,289


Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or accrued during the years ended March 31, 1997, 1996 and 1995 are as follows:

                                                  1997             1996            1995
                                                  -------------    ------------    -------------

Salaries and benefits
expense reimbursements                            $115,310         $123,712        $123,669

Property Management Fees

Upon construction completion, in August of 1994, Lansing Management Company ("LMC"), an affiliate of the Managing General Partner, became the management agent for Twin Oaks Meadows. The management fee charged to the property is equal to 5% of the property gross revenues. Fees charged for the three years ended March 31, 1997, 1996 and 1995 are as follows:

                                                1997            1996              1995
                                                --------------  --------------    ---------


Property Management Fees                        $    19,215     $      17,388     $    7,245


Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Fund, Arch Street VII, Inc. and Arch Street VII Limited Partnership, receive 1% of cash distributions made to partners. To date, the Fund has not paid any cash distributions to partners.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Boston Financial and its affiliates during the years ended March 31, 1997, 1996 and 1995 is presented in Note 5 to the Financial Statements.



                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (a)(2) Documents filed as a part of this Report

In response to this portion of Item 14, the financial statements, financial statement schedules and the auditors' report relating thereto, are submitted as a separate section of this Report. See Index on page F-1 hereof.

The reports of auditors of the Local Limited Partnerships relating to the audits of the financial statements of such Local Limited Partnerships appear in Exhibit
(28)(1) of this Report.

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable, and therefore have been omitted.

(a)(3)

(a)(3)(b)  Reports on Form 8-K:
           No reports on Form 8-K were filed during the quarter ended March 31, 1997.

(a)(3)(c)   Exhibits



Number and Description in Accordance with
  Item 601 of Regulation S-K
  --------------------------

   27.  Financial Data Schedule

   28.  Additional Exhibits

     (a)  28.1 Reports of Other Independent Auditors


(a)(3)(d) None.

                                 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

      BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

      By:  Arch Street VII, Inc.
           its Managing General Partner



     By:   /s/ William E. Haynsworth                             Date:
           William E. Haynsworth,
           Managing Director and
           Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Fund and in the capacities and on the dates indicated:



     By:   /s/ William E. Haynsworth                             Date:
           William E. Haynsworth,
           Managing Director and
           Chief Operating Officer



     By:   /s/ Fred N.Pratt Jr.                                  Date:
           Fred N Pratt, Jr.,
           A Managing Director




















Item 8.  Financial Statements and Supplementary Data

               BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

               ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1997
                                       INDEX


                                                     Page No.


Report of Independent Accountants
   For the years ended March 31, 1997 and 1996         F-2
   For the year ended March 31, 1995                   F-3

Financial Statements

   Balance Sheets - March 31, 1997 and 1996            F-4

   Statements of Operations - Years ended
     March 31, 1997, 1996, and 1995                    F-5

   Statements of Changes in Partners' Equity (Deficiency) -
     Years ended March 31, 1997, 1996, and 1995        F-6

   Statements of Cash Flows - Years ended
     March 31, 1997, 1996, and 1995                    F-7

   Notes to Financial Statements                       F-9

Financial Statement Schedule

   Schedule III - Real Estate and Accumulated
     Depreciation                                      F-17




      Other schedules have been omitted as they are either not required or the information required to be presented therein is available elsewhere in the financial statements and the accompanying notes and schedules.

----------------------------------------------------------------------------

----------------------------------------------------------------------------




                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
Boston Financial Tax Credit Fund VII, A Limited Partnership:

We have audited the accompanying balance sheets of Boston Financial Tax Credit Fund VII, A Limited Partnership ("the Fund") as of March 31, 1997 and 1996 and the related statements of operations, changes in partners' equity (deficiency) and cash flows and the financial statement schedule listed in Item 14(a) of this Report on Form 10-K, for the years ended March 31, 1997 and 1996. These financial statements and the financial statement schedule are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. As of March 31, 1997 and 1996, 86% and 85%, respectively, of total assets, and for the years ended March 31, 1997 and 1996, 100% of the equity in losses of Local Limited Partnerships, reflected in the financial statements of the Fund, relate to Local Limited Partnerships for which we did not audit the financial statements. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investments in Local Limited Partnerships, is based solely on the reports of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund VII, A Limited Partnership, as of March 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand L.L.P.
Coopers & Lybrand L.L.P.
Boston, Massachusetts
June 19, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Boston Financial Tax Credit Fund VII, A Limited Partnership:

We have audited the accompanying statements of operations, changes in partners' equity (deficiency) and cash flows of Boston Financial Tax Credit Fund VII, A Limited Partnership ("the Fund") for the year ended March 31, 1995. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Local Limited Partnerships for the year ended March 31, 1995, the investments in which are recorded using the equity method of accounting (see Note 3). The equity in losses of these partnerships represent 100% of the equity in loss of the Local Limited Partnerships for the year ended March 31, 1995. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investments in Local Limited Partnerships, is based solely on the reports of other auditors.

We  conducted  our  audit  in  accordance  with  generally   accepted  auditing
standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit, and the reports of other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of Boston Financial Tax Credit Fund VII, A Limited Partnership, as of March 31, 1995, in conformity with generally accepted accounting principles.






/s/ Arthur Andersen LLP
Arthur Andersen LLP
Boston, Massachusetts
June 16, 1995

----------------------------------------------------------------------------
             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
-----------------------------------------------------------------------------




                                BALANCE SHEETS

                            March 31, 1997 and 1996


                                                                     1997                 1996
                                                                     -------------        ----------

Assets
Cash and cash equivalents                                            $     373,729        $      334,845
Marketable securities, at fair value  (Notes 1 and 3)                    3,240,944             3,855,342
Restricted cash (Note 2)                                                   239,155               227,320
Investments in Local Limited Partnerships (Note 4)                      31,792,098            34,328,400
Organization costs, net of accumulated
   amortization of  $40,833 in 1997 and
   $30,833 in 1996 (Note 2)                                                  9,167                19,167
Other assets                                                                39,556                29,943
                                                                     -------------        --------------
          Total Assets                                               $  35,694,649        $   38,795,017
                                                                     =============        ==============


Liabilities and Partners' Equity
Accounts payable to affiliates (Notes 2 and 5)                       $     304,382          $    212,975
Accrued expenses                                                            34,940                66,417
                                                                     -------------          ------------
          Total Liabilities                                                339,322               279,392
                                                                     -------------          ------------

Commitments (Note 7)

General, Initial and Investor Limited Partners' Equity                  35,405,419            38,536,506
Net unrealized losses on marketable securities                             (50,092)              (20,881)
                                                                     --------------         ------------
          Total Partners' Equity                                        35,355,327            38,515,625
                                                                     -------------          ------------
          Total Liabilities and Partners' Equity                     $  35,694,649          $ 38,795,017
                                                                     =============          ============

The accompanying notes are an integral part of these financial statements.

----------------------------------------------------------------------------
             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
-----------------------------------------------------------------------------


                          STATEMENTS OF OPERATIONS

               For the Years Ended March 31, 1997, 1996 and 1995


                                                            1997            1996              1995
                                                            -----------     -----------       ------
Revenue:
     Investment (Note 3)                                    $    223,158    $    219,674      $    287,872
     Other                                                       177,191          37,486            45,651
                                                            ------------    ------------      ------------
[GRAPHIC OMITTED]                         Total Revenue          400,349         257,160           333,523
                                                            ------------    ------------      ------------

Expenses:
     General and administrative expenses (includes
       reimbursements to an affiliate in the amounts of
       $115,310, $123,712 and $123,669
       in 1997, 1996 and 1995, respectively (Note 5)             240,204         245,641           298,586
     Asset management fees, related party (Note 5)               277,575         270,264           263,289
     Amortization                                                 45,831          40,752            32,275
     Interest (Note 6)                                                 -               -            14,475
                                                           -------------    ------------      ------------
        Total Expenses                                           563,610         556,657           608,625
                                                           -------------    ------------      ------------

Loss before equity in losses of
   Local Limited Partnerships                                   (163,261)       (299,497)         (275,102)

Equity in losses of
   Local Limited Partnerships (Note 4)                        (2,967,826)     (2,570,732)       (2,190,648)
                                                           -------------    ------------      ------------

Net Loss                                                   $  (3,131,087)   $(2,870,229)$     (2,465,750)
                                                           =============    =========== ================

Net Loss allocated
     To General Partners                                   $     (31,311)   $    (28,702)     $    (24,657)
     To Limited Partners                                      (3,099,776)     (2,841,527)       (2,441,093)
                                                           --------------   -------------     ------------
                                                           $  (3,131,087)   $ (2,870,229)     $ (2,465,750)
                                                           ==============   ============      ============

Net Loss per Limited Partnership Unit
     (50,930 Units)                                        $     (60.86)    $     (55.79)     $     (47.93)
                                                           =============    ============      ============


The accompanying notes are an integral part of these financial statements.

----------------------------------------------------------------------------
             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
-----------------------------------------------------------------------------


                 STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                  For the Years Ended March 31, 1997, 1996 and 1995

                                                                               Net
                                                   Initial      Investor       Unrealized
                                    General        Limited      Limited        Gains
                                    Partners       Partners     Partners       (Losses)       Total

Balance at March 31, 1994           $  (5,597)     $  5,000     $ 43,884,592   $(163,678)     $ 43,720,317

Less:
   Other issuance expenses                 -              -          (7,927)             -         (7,927)

Net change in net unrealized losses
   on marketable securities
   available for sale                      -              -               -         25,587         25,587

Net Loss                             (24,657)             -      (2,441,093)             -      (2,465,750)
                                   ---------       --------    ------------      ---------     ------------

Balance at March 31, 1995            (30,254)         5,000      41,435,572       (138,091)      41,272,227

Less:
   Other issuance expenses                 -              -          (3,583)             -           (3,583)

Net change in net unrealized losses
   on marketable securities
   available for sale (Note 3)             -              -               -        117,210          117,210

Net Loss                            (28,702)              -     (2,841,527)              -       (2,870,229)
                                   --------        --------    -----------       ---------     ------------

Balance at March 31, 1996            (58,956)         5,000      38,590,462        (20,881)      38,515,625

Net change in net unrealized losses
   on marketable securities
   available for sale (Note 3)             -              -               -        (29,211)         (29,211)

Net Loss                             (31,311)             -      (3,099,776)             -       (3,131,087)
                                   ---------       --------    ------------      ---------     ------------

Balance at March 31, 1997          $ (90,267)      $  5,000    $ 35,490,686      $ (50,092)    $(35,355,327)
                                   =========       ========    ============      =========     ============


The accompanying notes are an integral part of these financial statements.

----------------------------------------------------------------------------
             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
-----------------------------------------------------------------------------


                                    STATEMENTS OF CASH FLOWS

                      For the Years Ended March 31, 1997, 1996 and 1995


                                                        1997               1996              1995
                                                        --------------     --------------    --------

Cash flows from operating activities:
   Net Loss                                             $   (3,131,087)    $  (2,870,229)    $ (2,465,750)
   Adjustments to reconcile net loss
     to net cash provided by (used for)
     operating activities:
   Equity in losses of Local Limited Partnerships            2,967,826         2,570,732        2,190,648
   Amortization                                                 45,831            40,752           32,275
   Loss on sale of marketable securities                         6,034            47,442          251,095
   Increase (decrease) in cash arising from
    changes in operating assets and liabilities:
     Other assets                                               (9,613)           97,910            6,987
     Accounts payable to affiliates                             91,407           (46,611)         106,539
     Accounts payable and accrued expenses                     (31,477)          (18,250)          21,453
                                                        ---------------    -------------     ------------
Net cash provided by (used for) operating activities           (61,079)         (178,254)         143,247
                                                        --------------     -------------     ------------

Cash flows from investing activities:
   Purchases of marketable securities                       (1,194,741)       (9,964,941)     (27,229,730)
   Proceeds from sales and maturities
     of marketable securities                                1,773,894        11,867,431       39,617,868
   Investments in Local Limited Partnerships                  (663,227)       (2,907,333)     (11,690,591)
   Restricted cash                                             (11,835)         (227,320)               -
   Cash distributions received from Local
     Limited Partnerships                                      192,855            85,078           15,070
   Reimbursement of acquisition expenses                         3,017                 -                -
   Payment of acquisition fees and expenses                          -          (104,056)        (684,868)
                                                        --------------     -------------     ------------
Net cash provided by (used for) investing activities            99,963        (1,251,141)          27,749
                                                        --------------     -------------     ------------

Cash flows from financing activities:
   Payment of issuance expenses                                      -            (4,364)         (39,448)
   Advances from line of credit                                      -                 -        3,893,948
   Repayment of line of credit                                       -                 -       (3,893,948)
                                                        --------------     -------------     ------------
Net cash used for financing activities                               -            (4,364)         (39,448)
                                                        --------------     -------------     ------------

Net increase (decrease) in cash and cash equivalents            38,884        (1,433,759)         131,548

Cash and cash equivalents, beginning of period                 334,845         1,768,604        1,637,056
                                                        --------------     -------------     ------------

Cash and cash equivalents, end of period                $      373,729     $     334,845     $  1,768,604
                                                        ==============     =============     ============

The accompanying notes are an integral part of these financial statements.

----------------------------------------------------------------------------
             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
-----------------------------------------------------------------------------


                          STATEMENTS OF CASH FLOWS (continued)

                For the Years Ended March 31, 1997, 1996 and 1995


                                                        1997               1996              1995
                                                        --------------     --------------    --------

Supplemental disclosure of cash flow activity:
Cash paid for interest                                  $            -    $            -     $     14,475
                                                        ==============    ==============     ============

Non-cash investing activity:

In 1995, the Partnership issued a note payable in the amount of $260,840 in connection with the acquisition of a partial interest in a Local Limited Partnership. This note was repaid during the year ended March 31, 1996.


The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------
             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
------------------------------------------------------------------------------


                       NOTES TO FINANCIAL STATEMENTS
1.   Organization

Boston Financial Tax Credit Fund VII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes which are expected to be eligible for low income housing tax credits which may be applied against the federal income tax liability of an investor.

Arch Street VII, Inc., a Massachusetts corporation ("Arch Street, Inc."), is the Managing General Partner of the Fund. Arch Street VII Limited Partnership ("Arch Street L.P."), a Massachusetts limited partnership whose general partners consist of Arch Street, Inc. and an affiliate of Arch Street, Inc., is also a General Partner. Both the Managing General Partner and Arch Street L.P. are affiliates of The Boston Financial Group Limited Partnership, a Massachusetts limited partnership ("Boston Financial"). An affiliate of the General Partners ("SLP Affiliate") will be a special limited partner in each Local Limited Partnership in which the Fund invests, with the right to become a general partner under certain circumstances. The fiscal year of the Fund ends on March 31.

The Partnership Agreement authorized the sale of up to 100,000 Units of limited partnership interests ("Units") at $1,000 per Unit. Boston Financial Securities, Inc., an affiliate of the General Partners, received selling commissions and underwriting advisory fees which did not exceed 7.0% and 1.5%, respectively, of Gross Proceeds for Units sold by the entity as a soliciting dealer. On November 30, 1993, the Fund held its final investor closing. In total, the Fund received $50,930,000 of capital contributions from investors admitted as Limited Partners for 50,930 Units.

The Partnership Agreement provides that all cash available for distribution will be allocated 99% to the Limited Partners and 1% to the General Partners. Sale or refinancing proceeds generally will be distributed first to the Limited Partners in an amount equal to their adjusted capital contributions, second to the General Partners in an amount equal to their capital contributions, third to the General Partners (after payment of the 6% return as set forth in Section 4.2.3 of the Partnership Agreement, and of any accrued but unpaid Subordinated Disposition Fee, a fee equal to 1% of the sales price of a property owned by a Local Limited Partnership) in such amount as is necessary to cause the General Partners to have received 5% of all distributions to the Partners, and lastly, 95% to the Limited Partners and 5% to the General Partners.

Profits and losses for tax purposes arising from general operations and tax credits generally will be allocated 99% to the Limited Partners and 1% to the General Partners. However, as set forth in the Partnership Agreement, profits and losses for tax purposes arising from a sale or refinancing generally will be allocated among the Partners in such manner as is necessary to cause their respective capital accounts to reflect the amount that would be distributable to them in accordance with the priorities set forth in the preceding paragraph, if all of the Fund's assets were sold for their federal adjusted basis and the Fund were then liquidated.

All distributions of cash available for distribution or distributions of sale or refinancing proceeds, and all allocations of profits and losses for tax purposes from normal operations and from a sale or refinancing or of tax credits, which are distributed or allocated to the General Partners, will be allocated 1% to Arch Street, Inc. and 99% to Arch Street L.P.

Under the terms of the Partnership Agreement, the Fund initially designated 5% of the Gross Proceeds from the sale of Units as a Reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 1997, the Managing General Partner has designated $2,538,000 of marketable securities as such Reserve.

------------------------------------------------------------------------------
             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
------------------------------------------------------------------------------


------------------------------------------------------------------------------
                     NOTES TO FINANCIAL STATEMENTS (Continued)
------------------------------------------------------------------------------

2.   Significant Accounting Policies

Basis of Presentation

The Fund accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Fund does not have a majority control of the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of income or loss of the Local Limited Partnerships, additional investments and for cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. The Fund has no obligation to fund liabilities of the Local Limited Partnerships beyond its investment, therefore, a Limited Partnership Investment will not be carried below zero. To the extent that equity in losses are incurred when a Local Limited Partnership's respective investment balance has been reduced to zero, losses will be suspended to be used against future income.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Fund. These fees and expenses are included in the Fund's Investments in Local Limited Partnerships and will be amortized on a straight-line basis over 35 years once construction of the properties is completed.

The Fund recognizes a decline in the carrying value of its investment in Local Limited Partnerships when there is evidence of a non-temporary decline in the recoverable amount of the investment.There is a possibility that the estimates relating to reserves for non-temporary declines in carrying value of investments in Local Limited Partnerships may be subject to material near term adjustments.

The Partnership, as a limited partner in the Local Limited Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of tax credits. If the cost of operating a property exceeds the rental income earned thereon, the Partnership may deem it in its best interest to voluntarily provide funds in order to protect its investment.

The General Partners have decided to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 1996, 1995, and 1994.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term money market instruments with original maturities of 90 days or less at acquisition and approximate fair value.

Restricted Cash

The Fund has set aside in an escrow account future capital contributions related to its investment in one Local Limited Partnership. Interest earned on this deposit is payable to the local general partner. At March 31, 1997 and 1996, $13,897 and $2,008, respectively, of interest is included in accounts payable to an affiliate.

------------------------------------------------------------------------------
             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
------------------------------------------------------------------------------


                    NOTES TO FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (continued)

Marketable Securities

The Fund's investments in securities are classified as "Available for Sale" securities and reported at fair value as reported by the brokerage firm at which the securities are held. Realized gains or losses from the sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate component of partners' equity.

Deferred Fees

Costs incurred in connection with the organization of the Fund, amounting to $50,000, have been deferred and are being amortized on a straight-line basis over 60 months.

Income Taxes

No provision for income taxes has been made as the liability for such taxes is an obligation of the partners of the Fund.

Reclassifications

Certain amounts in prior years financial statements have been reclassified herein to conform to current year presentation.

Effect of recently issued Accounting Standard

The Financial Accounting Standards Board has issued Statement of Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is effective for fiscal years beginning after December 15, 1995. This standard requires that long-lived assets be reviewed for recoverability. Impairment losses are recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Fund has adopted the new standard for its year ended March 31, 1997, however, it has not had a significant effect on the financial position or results of operations.

------------------------------------------------------------------------------
             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
------------------------------------------------------------------------------


                    NOTES TO FINANCIAL STATEMENTS (Continued)

3.   Marketable Securities

A summary of the marketable securities is as follows:

                                                                 Gross        Gross
                                                                 Unrealized   Unrealized
                                          Cost                   Gains        Losses         Fair Value
Debt securities issued by
   the US Treasury and other
   US government corporations
   and agencies                           $  2,125,647           $    164     $  (19,591)    $ 2,106,220

Mortgage backed securities                   1,165,389                  -        (30,665)      1,134,724
                                          ------------           --------     ----------     -----------

Marketable securities at
   March 31, 1997                         $  3,291,036           $    164     $  (50,256)    $ 3,240,944
                                          ============           ========     ==========     ===========

Debt securities issued by
   the US Treasury and other
   US government corporations
   and agencies                           $  2,563,670           $      -     $  (10,111)    $ 2,553,559

Mortgage backed securities                   1,312,553                  -        (10,770)      1,301,783
                                          ------------           --------     ----------     -----------

Marketable securities at
   March 31, 1996                         $  3,876,223           $      -     $  (20,881)    $ 3,855,342
                                          ============           ========     ==========     ===========

The contractual maturities at March 31, 1997 are as follows:

                                                                                              Fair
                                                                     Cost                     Value


Due in one year or less                                         $    812,828            $       808,544
Due in one to five years                                           1,312,819                  1,297,676
Mortgage backed securities                                         1,165,389                  1,134,724
                                                                ------------            ---------------
                                                                $  3,291,036            $     3,240,944
                                                                ============            ===============

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales and maturities of securities were approximately $1,774,000, $11,867,000 and $39,618,000 for the years ended March 31, 1997, 1996 and 1995, respectively. Included in investment income are gross gains of $1,110, $46,425 and $54,186 and gross losses of $7,144, $93,867 and $305,281 which were realized on these sales during the years ended March 31, 1997, 1996 and 1995, respectively.


4.   Investments in Local Limited Partnerships

The Fund has acquired interests in nineteen Local Limited Partnerships which own and operate multi-family housing complexes. The Fund, as Investor Limited Partner, pursuant to the various Local Limited Partnership Agreements, has generally acquired a 99%, with the exception of Springwood which is 19.8%, interest in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

------------------------------------------------------------------------------
             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
------------------------------------------------------------------------------


                       NOTES TO FINANCIAL STATEMENTS (Continued)

4.  Investments in Local Limited Partnerships (continued)

The following is a summary of Investments in Local Limited Partnerships at March 31:

                                                                            1997                  1996
                                                                            --------------        ----------
Capital Contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                                             $  39,189,961          $  38,526,734

Cumulative equity in losses of Local Limited Partnerships                      (8,266,054)            (5,298,228)

Cash distributions received from Local Limited Partnerships                      (293,003)              (100,148)
                                                                            -------------          -------------

Investments in Local Limited Partnerships before adjustments                   30,630,904             33,128,358

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                1,252,338              1,255,355

   Accumulated amortization of acquisition fees and expenses                      (91,144)               (55,313)
                                                                            -------------          -------------

Investments in Local Limited Partnerships                                   $  31,792,098          $  34,328,400
                                                                            =============          =============

Summarized financial information as of December 31, 1996, 1995 and 1994, (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of the nineteen Local Limited Partnerships in which the Fund was invested as of that date is as follows:

Summarized Balance Sheets - as of December 31,

                                                           1996                  1995                 1994
                                                           -------------         -------------       ---------

Assets:
   Investment property, net                                $  98,519,189         $103,534,360$         97,417,406
   Current assets                                              3,275,453             3,318,534          3,377,141
   Other assets                                                4,260,927             3,433,261          4,275,247
                                                           -------------         -------------         ----------
              Total Assets                                 $ 106,055,569         $110,286,155$         105,069,794
                                                           =============         ============         =============

Liabilities and Partners' Equity:
   Current liabilities (includes current portion of
     long term debt)                                       $   3,554,946         $   3,181,041         $   5,831,462
   Long-term debt                                             59,302,789            59,422,079            51,450,477
   Other debt                                                  3,475,208             5,152,338             3,577,454
                                                           -------------         -------------         -------------
       Total Liabilities                                      66,332,943            67,755,458            60,859,393

Fund's Equity                                                 30,144,694            32,391,978            30,432,391
Other Partners' Equity                                         9,577,932            10,138,719            13,778,010
                                                           -------------         -------------         -------------
Total Liabilities and Partners' Equity                     $ 106,055,569         $ 110,286,155         $105,069,794
                                                           =============         =============         ============

------------------------------------------------------------------------------
             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
------------------------------------------------------------------------------


                      NOTES TO FINANCIAL STATEMENTS (Continued)

4.   Investments in Local Limited Partnerships (continued)

Summarized Statements of Operations-
for the years ended December 31,:

                                                           1996                  1995                  1994
                                                           -------------         -------------         --------

Rental and other revenue                                   $  12,310,800         $  11,088,736         $  6,379,944
                                                           -------------         -------------         ------------

Expenses:
   Operating                                                   6,189,975             5,393,417            3,523,408
   Interest                                                    5,112,085             4,730,658            2,573,295
   Depreciation and amortization                               4,404,662             3,979,209            2,496,016
                                                           -------------         -------------         ------------
       Total Expenses                                         15,706,722            14,103,284            8,592,719
                                                           -------------         -------------         ------------

Net loss                                                   $  (3,395,922)        $  (3,014,548)        $ (2,212,775)
                                                           =============         =============         ============

Fund's share of net loss                                   $  (2,967,826)        $  (2,570,732)        $ (2,190,648)
                                                           =============         =============         ============
Other Partners' share of net loss                          $    (428,096)        $    (443,816)        $    (22,127)
                                                           =============         =============         ============


Several of the Local Limited Partnerships in which the Fund has invested had either no operations or less than a full period of operations for the years ended December 31, 1995 and 1994. Accordingly, the combined results of operations are not indicative of the expected results in the future.

The Partnership's equity as reflected by the Local Limited Partnerships of $30,144,694 differs from the Partnership's Investments in Local Limited Partnerships before adjustment of $30,630,904 principally because: a) capital contributions made by the Partnership and held in escrow by the Local Limited Partnerships are not currently reflected in the equity of the Local Limited
Partnerships and b) capital contributions made by the Partnership during the quarter ended March 31, 1997 are not reflected in the equity of the Local Limited Partnerships at December 31, 1996.

5.   Transactions with Affiliates

In accordance with the Partnership Agreement, the Fund is required to pay certain fees to and reimburse expenses of the Managing General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. As of March 31, 1997, commissions, fees and accountable expenses related to the sale of the Units totaling $6,304,898 have been charged directly to Limited Partners' equity. In connection therewith, $4,329,050 of selling expenses and $1,975,848 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the Managing General Partner. The Fund is required to pay a non-accountable expense allowance for marketing expense equal to a maximum of 1% of Gross Proceeds; this allowance has not yet been charged to the Fund. In addition, the Fund has paid $50,000 in organization costs to an affiliate of the Managing General Partner. This cost has been included in the balance sheet. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds.

In accordance with the Partnership Agreement, the Fund is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 6.0% of Gross Proceeds. Acquisition expenses totaled 1.5% of Gross Proceeds. Acquisition fees totaling $3,055,800 have been paid to an affiliate of the Managing General Partner for the closing of the Fund's Local Limited Partnership Investments.

------------------------------------------------------------------------------
             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
------------------------------------------------------------------------------

                   NOTES TO FINANCIAL STATEMENTS (Continued)

5.  Transactions with Affiliates (continued)

Approximately $2,567,000 of these fees are classified as capital contributions to Local Limited Partnerships in Note 4 to the Financial Statements. Acquisition expenses totaling $763,950 have been reimbursed to an affiliate of the Managing General Partner.

An affiliate of the Managing General Partner receives the base amount of .558% (as adjusted by the CPI factor) of Gross Proceeds annually as an Asset Management Fee for administering the affairs of the Fund. Asset Management Fees of $277,575, $270,264 and $263,289 have been included in expenses for the years ended March 31, 1997, 1996, and 1995, respectively. Included in accounts payable to affiliates at March 31, 1997 and 1996 is $264,542 and $193,584.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Fund's operating expenses. Included in general and administrative expenses for the years ended March 31, 1997, 1996 and 1995 is $115,310, $123,712 and $123,669, respectively, that the Fund has paid or accrued for reimbursement for salaries and benefits. The amounts payable at March 31, 1997 and 1996 totaled $25,943 and $14,366, respectively.

Upon construction completion, in August of 1994, Lansing Management Company ("LMC"), an affiliate of the Managing General Partner, became the management agent for Twin Oaks Meadows. The management fee charged to the property is equal to 5% of the property gross revenues. Included in operating expenses of the summarized income statements in Note 4 to the financial statements is $19,215, $17,388 and $7,245 at December 31, 1996, 1995 and 1994, respectively.

6.   Line of Credit

In September of 1994, the Partnership entered into a line of credit agreement with a brokerage firm. The line of credit may have a balance up to $11,000,000. Under the terms of the agreement, the line is collateralized by the marketable securities held by the brokerage firm. Interest is calculated at the London InterBank Offering Rate (LIBOR) for the period that the credit has been extended. During the year ended March 31, 1995, the Fund borrowed and repaid $3,893,948 on the line of credit. Interest paid for the year ended March 31, 1995 totaled $14,475. There were no borrowings during the year ended March 31, 1996. The line of credit expired on December 31, 1995.

7.   Commitments

At March 31, 1997, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $752,000. In addition, the Fund has set aside $217,000in future capital contributions to one Local Limited Partnership.

 ------------------------------------------------------------------------------
             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
------------------------------------------------------------------------------
                NOTES TO FINANCIAL STATEMENTS (Continued)

8.   Federal Income Taxes

A reconciliation of the loss reported in the Statements of Operations for the fiscal years ended March 31, 1997, 1996 and 1995 to the loss reported for federal income tax purposes for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                            1997             1996              1995
                                                            --------------   -------------     --------

Net Loss per Statements of Operations                       $   (3,131,087)  $ (2,870,229)     $ (2,465,750)

   Adjustment to reflect March 31, fiscal year-end
     to December 31 tax year-end                                  (121,888)        71,877          (172,924)

   Adjustment for equity in losses of Local Limited
     Partnerships for (tax) financial reporting
      purposes over equity in losses for
      (financial reporting) tax purposes                           839,370       (601,658)         (352,615)

   Adjustment of amortization for financial reporting
     purposes over (under) amortization for tax purposes            (9,709)        (2,016)            1,614

   Related party expenses not paid at December 31,
     not deductible for tax purposes                               262,410        199,758           156,174

   Related party expenses paid in current year
     but expensed for financial reporting purposes
     in prior year                                                (199,758)      (156,174)         (254,650)

   Income not recognized for financial
     reporting purposes                                                  -           (610)                -
                                                            --------------   ------------      ------------

Net Loss for federal income tax purposes                    $   (2,360,662)   $(3,359,052)     $(3,088,151)
                                                            ==============   ============      ===========

The carrying value of the Partnership's Investments in Local Limited Partnerships is approximately $232,000 greater for financial reporting purposes than for tax return purposes because, the equity in losses of the Local Limited Partnerships is approximately $210,000 greater for tax purposes due to accelerated tax depreciation methods, offset by cancellation of indebtedness income recorded by one Local Limited Partnership for tax purposes but recorded as a reduction of property basis for financial reporting purposes. The carrying values of the Partnership's other assets and liabilities is the same for financial reporting and tax return purposes.














Boston Financial Tax Credit Fund VII, A Limited Partnership
Schedule III - Real Estate and Accumulated Depreciation of Property Owned by Local Limited Partnerships
Which Registrant has Invested at March 31, 1997

                                         COST OF INTEREST AT ACQU'N DATE
                                         --------------------------------------

                                                                          NET
                                                                      IMPROVEMENTS
                      NUMBER    TOTAL                  BUILDINGS /    CAPITALIZED
                        OF     ENCUM-                  IMPROVEMENTS   SUBSEQUENT TO
DESCRIPTION           UNITS   BRANCES *      LAND      & EQUIPMENT    ACQUISITION

Low and Moderate
   Income Apartment
 Complexes

Oak Ridge Apartments     152  $4,150,456     $727,440       $583,725     $5,703,137
  Macon, GA
Santa Fe Oaks Phase      129   3,754,237      382,394        642,179      5,979,956
II
  Gainesville, FL
Andrew's Pointe           57   2,370,604       95,000      3,430,523         48,537
  Burnsville, MN
Palo Verde II             60   1,106,082      148,858      2,537,261         10,313
  Henderson, NY
Woods Lane               156   3,384,986      312,000      5,817,580         32,148
  Rogers, AR
Crafton Place             84   1,692,493      126,001      3,083,929              0
  Fayetteville, AR
Guardian Place           120   2,988,767      677,786      1,838,034      2,972,628
  Richmond, VA
Twin Oaks Meadows         63   1,927,258            0        720,394      2,529,371
  Lansing, MI
Sunrise Terrace           52   1,223,697      149,959      2,719,607              0
  Madera,CA
Wynmor                   324   5,916,767      324,000      6,553,123      9,067,995
  Brooklyn Park, MN
Citrus Glen              176   5,470,969      500,000        759,632      9,220,251
  Orlando, FL
St. Andrews Pointe       150   4,703,499      491,634      7,349,439        790,326
  Columbia, SC
Des Moines Street         42   1,737,049      300,000      2,223,447        498,317
Village
  Des Moines, IA
Fountain Lakes           180   4,255,148      357,800      4,057,935      2,898,341
  Benton, AR
Fairhaven Manor           40     956,585      176,182      2,043,351          1,168
  Burlington, WA
Grand Boulevard           30   1,913,294       25,580      1,570,044      1,346,267
  Chicago, IL
Los Claveles II          180   6,553,050      335,000      6,842,254         21,516
  Trujilio Alto, PR
Harford Commons           30   1,745,080       28,000      2,680,017         31,387
  Baltimore, MD
Springwood (2)           113   3,966,075      296,280      2,937,028      4,248,155
  Tallahassee, FL


                      --------------------------------------------------------------

               Totals  2,138 $59,816,096   $5,453,914    $58,389,502    $45,399,813
                      ==============================================================

                      GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31,
                                          1996
                    --------------------------------------------------

                                                                             LIFE ON
                                                                             WHICH
                                 BUILDINGS                                   DEPREC
                                                                             IATION
                                   AND                   ACCUMULATED   DATE  IS       DATE
                                                                             COMPUTED
DESCRIPTION           LAND       IMPROVEMENTS TOTAL      DEPRECIATION  BUILT  (YEARS) ACQUIRED

Low and Moderate
   Income Apartment
Complexes

Oak Ridge             $727,440   $6,286,862   $7,014,302     $916,166  8/93  10 & 30  12/31/92
Apartments
  Macon, GA
Santa Fe Oaks          382,394    6,622,135    7,004,529      926,405  5/93  10 & 30  12/31/92
Phase II
  Gainesville, FL
Andrew's Pointe         95,000    3,479,060    3,574,060      418,237 12/93  7 & 27.5 04/13/92
  Burnsville, MN
Palo Verde II          148,858    2,547,574    2,696,432      292,919 10/93  5 - 27.5 05/19/93
  Henderson, NY
Woods Lane             312,000    5,849,728    6,161,728      762,856  7/93  7 & 27.5 07/30/93
  Rogers, AR
Crafton Place          126,001    3,083,929    3,209,930      412,534  7/93  7 & 27.5 07/30/93
  Fayetteville, AR
Guardian Place         677,786    4,810,662    5,488,448      401,667  8/94   5 - 40  10/07/93
  Richmond, VA
Twin Oaks Meadows      307,264    2,942,501    3,249,765      396,315  8/94  useful   10/29/93
                                                                              lives
  Lansing, MI
Sunrise Terrace        149,959    2,719,607    2,869,566      313,725 11/93  useful   11/24/93
                                                                              lives
  Madera,CA
Wynmor               1,224,989   14,720,129   15,945,118    1,521,932  9/94  7, 15,   12/22/93
                                                                               & 30
  Brooklyn Park, MN
Citrus Glen                 10   10,479,873   10,479,883    1,012,279  9/94  5 - 27.5 12/30/93
  Orlando, FL
St. Andrews Pointe     491,634    8,139,765    8,631,399      733,603  8/94  10 & 30  01/05/94
  Columbia, SC
Des Moines Street      303,451    2,718,313    3,021,764      143,516  4/95  useful   01/31/94
Village                                                                       lives
  Des Moines, IA
Fountain Lakes         357,800    6,956,276    7,314,076      801,082  1/94  7 - 27.5 02/02/94
  Benton, AR
Fairhaven Manor        176,182    2,044,519    2,220,701      180,664  2/94  5 - 7 &  03/08/94
                                                                                40
  Burlington, WA
Grand Boulevard         31,580    2,910,311    2,941,891      156,479  7/95  useful   08/03/94
                                                                              lives
  Chicago, IL
Los Claveles II        335,000    6,863,770    7,198,770      491,978  8/94   8 & 40  08/31/94
  Trujilio Alto, PR
Harford Commons         28,000    2,711,404    2,739,404       94,492 12/95  useful    2/28/95
                                                                              lives
  Baltimore, MD
Springwood (2)         296,280    7,185,183    7,481,463      747,191  8/95  useful   12/31/94
                                                                              lives
  Tallahassee, FL

                    --------------------------------------------------
                       6171628    103071601    109243229     10724040

                   ==================================================

(1) Total aggregate cost for Federal Income Tax purposes is $ 110,230,661.

(2) Boston Financial Tax Credit Fund VII has a 20% ownership interest in Springwood Apartments, A Limited
Partnership.

                    * Mortgage notes payable  generally  represent  non-recourse financing of low-income housing projects payable with terms of up to 40 years with interest payable at rates ranging from 9.75% to 12%. The Partnership has not guaranteed any of these mortgage notes payable.
Summary of property owned and accumulated depreciation:

Property Owned December 31, 1996                                 Accumulated Depreciation December 31,
                                                                 1996
------------------------------------------------------------     ---------------------------------------
Balance at beginning of period                 $110,075,465      Balance at beginning of     $6,540,475
                                                                 period
  Additions during period:                                         Additions during
                                                                 period:
                                                                      Depreciation            4,183,565
                                                                                           -------------
     Acquisitions                            0                   Balance at close of        $10,724,040
                                                                 period
                                                                                           =============
     Improvements                      155,579
etc.
                                   ------------
                                                    155,579
  Deductions during period:

Reduction of building basis due to developer
   fee write off                     (987,430)
Disposition of real estate               (385)
                                   ------------
                                                  (987,815)
                                               -------------
Balance at close of period                     $109,243,229
                                               =============



Property Owned December 31, 1995                                 Accumulated Depreciation December 31,
                                                                 1995
------------------------------------------------------------     ---------------------------------------
Balance at beginning of period                 $100,659,642      Balance at beginning of     $2,742,246
                                                                 period
  Additions during period:                                         Additions during
                                                                 period:
                                                                      Depreciation            3,798,229
                                                                                           -------------
     Acquisitions                    8,778,830                   Balance at close of         $6,540,475
                                                                 period
                                                                                           =============
     Improvements                    1,937,926
etc.
                                   ------------
                                                 10,716,756
  Deductions during period:

                                   (1,300,933)
                                   ------------
  Disposition of real estate                    (1,300,933)
                                               -------------
Balance at close of period                     $110,075,465
                                               =============


Property Owned December 31, 1994                                 Accumulated Depreciation December 31,
                                                                 1994
------------------------------------------------------------     ---------------------------------------
Balance at beginning of period                  $43,998,728      Balance at beginning of       $462,061
                                                                 period
  Additions during period:                                         Additions during
                                                                 period:
                                                                      Depreciation            2,280,185
                                                                                           -------------
     Acquisitions                   55,723,485                   Balance at close of         $2,742,246
                                                                 period
                                                                                           =============
     Improvements                      937,429
etc.
                                   ------------
                                                 56,660,914
  Deductions during period:

Disposition of real estate                   0
                                   ------------
                                                          0
                                               -------------
Balance at close of period                     $100,659,642
                                               =============


==============================================================================

==============================================================================

      BOSTON FINANCIAL TAX CREDIT FUND VII
              (A Limited Partnership)

             Annual Report on form 10-K
           For The Year Ended March 31, 1997
            Reports of Independent Auditors

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP


           Independent Auditors Report

The Partners
Springwood Apartments,
A Limited Partnership:


We have audited the accompanying balance sheets of Springwood Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the related statements of loss, partners' capital, and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springwood Apartments, A Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

February 16, 1996

[Letterhead]

[LOGO]
WOLPOFF & COMPANY, LLP



To the Partners
BHP/Harford Commons Limited Partnership
Baltimore, Maryland

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS


We have audited the accompanying balance sheet of BHP/Harford Commons Limited Partnership (a development stage company) as of December 31, 1995, and the related statements of partners' capital and cash flows from February 1, 1995 (inception) through December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BHP/Harford Commons Limited Partnership (a development stage company) as of December 31, 1995, and its cash flows from February 1, 1995 (inception) through December 31, 1995, in conformity with generally accepted accounting principles.

/s/ Walpoff & Company, LLP
WOLPOFF & COMPANY, LLP


Baltimore, Maryland
March 29, 1996

[Letterhead]

[LOGO]
Reznick Fedder & Silverman



To the Partners
BHP/Harford Commons Limited Partnership
Baltimore, Maryland

INDEPENDENT AUDITOR'S REPORT


We  have  audited   the  accompanying  balance  sheet of  BHP/Harford  Commons
Limited Partnership as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners'equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We  conducted   our   audit in  accordance  with  generally  accepted  auditing
standards and Government Auditing Standards, issued by the Comptroller of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BHP/Harford Commons Limited Partnership as of December 31, 1996, and the results of its operations, changes in partners' equity and its cash flows, in conformity with generally accepted accounting principles.

Our aduit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 31 is presented for the purposes of additional analysis and is not a required part of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 28,1997, on our consideration of BHP/Harford Commons Limited Partnership's internal control structure and on its compliance with specific requirements applicable to CDA programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman
Federal Employer
Identification Number:
52-1088612


Baltimore, Maryland
February 28, 1997

Audit principal: William T. Riley, Jr.

[Letterhead]

[LOGO]
KEVANE, PETERSON SOTO & PASARELL


INDEPENDENT AUDITORS' REPORT

To the Partners of
LOS CLAVELES, S.E. LIMITED PARTNERSHIP            HUD Field Office Director
San Juan, Puerto Rico                             San Juan, Puerto Rico


    We have audited the accompanying statement of financial position of LOS CLAVELES, S.E. LIMITED PARTNERSHIP, FHA Project No. RQ-46-E-005-019 (a Limited Partnership) as of December 31, 1996 and 1995, and the related statements of loss, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LOS CLAVELES, S.E. Limited Partnership as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in this report (shown as Exhibits A though H) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of HUD Project No. RQ46-E-005-19. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 5,1997, on our consideration of the projects' internal control structure and a report dated February 5, 1997, on its compliance with laws and regulations.

/s/ Kevane, Peterson, Soto & Pasarell


San Juan, Puerto Rico
February 5, 1997,

[Letterhead]

[LOGO]
KEVANE, PETERSON SOTO & PASARELL


INDEPENDENT AUDITORS' REPORT

To the Partners of
LOS CLAVELES, S.E. LIMITED PARTNERSHIP            HUD Field Office Director
San Juan, Puerto Rico                             San Juan, Puerto Rico


We have audited the accompanying statement of financial position of LOS CLAVELES, S.E. LIMITED PARTNERSHIP, FHA Project No. RQ-46-E-005-019 (a Limited Partnership) as of December 31, 1995, and the related statements of loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LOS CLAVELES, S.E. Limited Partnership as of December 31, 1995, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in this report (shown as Exhibits A though H) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of HUD Project No. RQ46-E-005-19. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 1996, on our consideration of the projects' internal control structure and a report dated February 9, 1996, on its compliance with laws and regulations.

/s/ Kevane, Peterson, Soto & Pasarell


San Juan, Puerto Rico February 9, 1996, except for note 13 which is dated April 8, 1996

[Letterhead]

[LOGO]
KEVANE, PETERSON SOTO & PASARELL


INDEPENDENT AUDITORS' REPORT

To the Partners of
LOS CLAVELES, S.E. LIMITED PARTNERSHIP


We have audited the accompanying balance sheet of LOS CLAVELES, S.E. LIMITED PARTNERSHIP, (a Delaware Limited Partnership) as of December 31, 1994, and the related statements of loss, changes in partners' equity and cash flows for the four month period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Claveles, S.E. Limited Partnership as of December 31, 1994, and the results of its operations, partners' equity and its cash flows for the four month period then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of expense categories included as an Exhibit, is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Kevane, Peterson, Soto & Pasarell


San Juan, Puerto Rico
February 2, 1996

[Letterhead]

[LOGO]
Haran & Associates Ltd
Certified Public Accountants


INDEPENDENT AUDITORS' REPORT

To the Partners
GRAND BOULEVARD RENAISSANCE I LIMITED PARTNERSHIP
Chicago, Illinois

We have audited the accompanying balance sheet of GRAND BOULEVARD RENAISSANCE I LIMITED PARTNERSHIP, (a Limited Partnership) as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GRAND BOULEVARD RENAISSANCE I LIMITED PARTNERSHIP as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying supplementary information shown on Page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Haran & Associates LTD

HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Employer Identification No. 36-3097692

January 21, 1997

[Letterhead]

[LOGO]
Haran & Associates Ltd
Certified Public Accountants


INDEPENDENT AUDITORS' REPORT

To the Partners
GRAND BOULEVARD RENAISSANCE I LIMITED PARTNERSHIP
Chicago, Illinois

We have audited the accompanying balance sheet of GRAND BOULEVARD RENAISSANCE I LIMITED PARTNERSHIP, (a Limited Partnership) as of December 31, 1995, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GRAND BOULEVARD RENAISSANCE I LIMITED PARTNERSHIP as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying supplementary information shown on Page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Haran & Associates LTD

HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Employer Identification No. 36-3097692

February 2, 1996

[Letterhead]

[LOGO]
Haran & Associates Ltd
Certified Public Accountants


INDEPENDENT AUDITORS' REPORT

To the Partners
GRAND BOULEVARD RENAISSANCE I LIMITED PARTNERSHIP
Chicago, Illinois

We have audited the accompanying statement of assets, liabilities, and partners' equity-income tax basis, of GRAND BOULEVARD RENAISSANCE I LIMITED PARTNERSHIP, as of December 31, 1994, and the related statements of operations-income tax basis, changes in partners' equity-income tax basis and statement of cash flows-income tax basis for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provided a reasonable basis for our opinion.

As described in the notes to the financial statements, the Partnership's policy is to prepare its financial statements on the basis of accounting used for income tax purposes and are not intended to be presented in conformity with generally accepted accounting principals.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and partners' equity of GRAND BOULEVARD RENAISSANCE I LIMITED PARTNERSHIP as of December 31, 1994, and its operations, changes in partners' equity and its cash flows for the year then ended, on the basis of accounting described in the notes to the financial statements.

/s/ Haran & Associates LTD

HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Employer Identification No. 36-3097692

February 1, 1995

[Letterhead]

[LOGO]
Hoekstra & Hoekstra
Certified Public Accountants


To the Partners of
Fairhaven Manor Limited Partnership


We have audited the accompanying balance sheet of Fairhaven Manor Limited Partnership as of December 31, 1995, and the related statements of income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Organization's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairhaven Manor Limited Partnership as of December 31, 1995, and the results of its operations for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of supplementary information on page 14 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Hoekstra & Hoekstra
Mount Vernon, Washington               Hoekstra & Hoekstra
February 1, 1996                             Certified Public Accountants

[Letterhead]

[LOGO]
Hoekstra & Hoekstra
Certified Public Accountants


To the Partners of
Fairhaven Manor Limited Partnership


We have audited the accompanying balance sheet of Fairhaven Manor Limited Partnership as of December 31, 1996, and the related statements of income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Organization's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairhaven Manor Limited Partnership as of December 31, 1996, and the results of its operations for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of supplementary information on page 14 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Hoekstra & Hoekstra
Mount Vernon, Washington               Hoekstra & Hoekstra
February 2, 1997                             Certified Public Accountants

[Letterhead]

[LOGO]
Hoekstra & Hoekstra
Certified Public Accountants


To the Partners of
Fairhaven Manor Limited Partnership


We have audited the accompanying balance sheet of Fairhaven Manor Limited Partnership as of December 31, 1994, and the related statements of income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Organization's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairhaven Manor Limited Partnership as of December 31, 1994, and the results of its operations for the year then ended in conformity with generally accepted accounting principles.


/s/ Hoekstra & Hoekstra
Mount Vernon, Washington               Hoekstra & Hoekstra
February 1, 1996                             Certified Public Accountants

[Letterhead]

[LOGO]
Rick J. Tanneberger
Certified Public Accountant

Independent Auditor's Report


The Partners
Fountain Lakes, A Limited Partnership


We have audited the accompanying balance sheets of Fountain Lakes, A Limited Partnership, as of December 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fountain Lakes, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 11 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
February 13, 1997
[Letterhead]

[LOGO]
Rick J. Tanneberger
Certified Public Accountant

Independent Auditor's Report


The Partners
Fountain Lakes, A Limited Partnership


We have audited the accompanying balance sheets of Fountain Lakes, A Limited Partnership, as of December 31, 1995, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fountain Lakes, A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 11 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
February 12, 1996

[Letterhead]

[LOGO]
VMcHC&S Vroman, McGowen, Hurst, Clark & Smith, P.C.
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT


To the Partners
Des Moines Street Associates, L.P.
Des Moines, Iowa


We have audited the accompanying balance sheets of Des Moines Street Associates, L.P., (a limited partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Des Moines Street Associates, L.P., as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' capital and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/S/ Vroman, McGowen, Hurst, Clark & Smith, P.C.
Des Moines, Iowa

January 31, 1997
[Letterhead]

[LOGO]
VMcHC&S Vroman, McGowen, Hurst, Clark & Smith, P.C.
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT


To the Partners
Des Moines Street Associates, L.P.
Des Moines, Iowa


We have audited the accompanying balance sheets of Des Moines Street Associates, L.P., (a limited partnership), as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement . An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Des Moines Street Associates, L.P., as of December 31, 1995 and 1994, and the results of its operations, changes in its partners' capital and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/S/ Vroman, McGowen, Hurst, Clark & Smith, P.C.
Des Moines, Iowa

January 31, 1996

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP

Independent Auditor's Report


The Partners
St. Andrews Pointe Apartments,
A Limited Partnership:


We have audited the accompanying balance sheets of St. Andrews Pointe Apartments, A Limited Partnership, as of December 31, 1996 and 1995, and the related statements of loss, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Andrews Pointe Apartments, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

February 7, 1997

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP

Independent Auditor's Report


The Partners
St. Andrews Pointe Apartments,
A Limited Partnership:


We have audited the accompanying balance sheets of St. Andrews Pointe Apartments, A Limited Partnership, as of December 31, 1995 and 1994, and the related statements of loss, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Andrews Pointe Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

February 9, 1996

[Letterhead]

[LOGO]
Deloitte & Touche LLP

INDEPENDENT AUDITORS' REPORT


To the General Partner and Limited Partners of
Affordable/Citrus Glen, Ltd.:


We have audited the accompanying balance sheet of Affordable/Citrus Glen, Ltd. (a Florida Limited Partnership) as of December 31, 1996, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable/Citrus Glen, Ltd. (a Florida Limited Partnership) as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

January 24, 1997

[Letterhead]

[LOGO]
Deloitte & Touche LLP

INDEPENDENT AUDITORS' REPORT


To the General Partner and Limited Partners of
Affordable/Citrus Glen, Ltd.:


We have audited the accompanying balance sheet of Affordable/Citrus Glen, Ltd. (a Florida Limited Partnership) as of December 31, 1995, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable/Citrus Glen, Ltd. (a Florida Limited Partnership) as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

February 2, 1996

[Letterhead]

[LOGO]
Deloitte & Touche LLP

INDEPENDENT AUDITORS' REPORT


To the General Partner and Limited Partners of
Affordable/Citrus Glen, Ltd.:


We have audited the accompanying balance sheet of Affordable/Citrus Glen, Ltd. (a Florida Limited Partnership) as of December 31, 1994, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable/Citrus Glen, Ltd. (a Florida Limited Partnership) as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

February 10, 1995

[Letterhead]

[LOGO]
MAHONEY
ULBRICH
CHRISTIANSEN
RUSS P.A.


To the Partners
Eden Park Limited Partnership
Saint Paul, Minnesota


INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of Eden Park Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eden Park Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Mahoney Ulbrich
Christiansen Russ P.A.

Saint Paul, Minnesota
January 24, 1997

[Letterhead]

[LOGO]
MAHONEY
ULBRICH
CHRISTIANSEN
RUSS P.A.


To the Partners
Eden Park Limited Partnership
Saint Paul, Minnesota


INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of Eden Park Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eden Park Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Mahoney Ulbrich
Christiansen Russ P.A.

Saint Paul, Minnesota
February 8, 1996

[Letterhead]

[LOGO]
NOVOGRADAC
& COMPANY

REPORT OF INDEPENDENT AUDITORS

To the Partners of
Madera Sunrise Terrace Limited Partnership


We have audited the accompanying balance sheets of Madera Sunrise Terrace Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madera Sunrise Terrace Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Novogradac & Company LLP
January 25, 1997

[Letterhead]

[LOGO]
NOVOGRADAC
& COMPANY


To the General Partner of
Madera Sunrise Terrace Limited Partnership


INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of Madera Sunrise Terrace Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madera Sunrise Terrace Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Novogradac & Company LLP
January 29, 1996

[Letterhead]

[LOGO]
Kirschner Hutton Perlin, P.C.
Certified Public Accountants


Independent Auditors Report
January 30, 1996

Partners
Twin Oaks Meadows Limited Dividend Housing
Association Limited Partnership


We have audited the accompanying balance sheet of Twin Oaks Meadows Limited Dividend Housing Association Limited Partnership, MSHDA Project No. 915, as of December 31, 1996 and 1995, and the related statements of profit and loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Organization's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twin Oaks Meadows Limited Dividend Housing Association Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1997, on our consideration of Twin Oaks Meadows Limited Dividend Housing Association Limited Partnership's internal control structure and a report dated January 22, 1997, on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information on (pages 15 to 18) is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Kirschner Hutton Perlin, P.C.
[Letterhead]

[LOGO]
Kirschner Hutton Perlin, P.C.
Certified Public Accountants


Independent Auditors Report
                                                              January 30, 1996

Partners
Twin Oaks Meadows Limited Dividend Housing
Association Limited Partnership


We have audited the accompanying balance sheet of Twin Oaks Meadows Limited Dividend Housing Association Limited Partnership, MSHDA Project No. 915, as of December 31, 1995 and 1994, and the related statements of profit and loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Organization's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twin Oaks Meadows Limited Dividend Housing Association Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 1996, on our consideration of Twin Oaks Meadows Limited Dividend Housing Association Limited Partnership's internal control structure and a report dated January 30, 1996, on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information on (pages 14 to 17) is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Kirschner Hutton Perlin, P.C.

[Letterhead]

[LOGO]
ERNST & YOUNG LLP

Report of Independent Auditors

The Partners
Guardian Place Limited Partnership


We have audited the accompanying balance sheets of Guardian Place Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guardian Place Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Ernst & Young LLP
January 27, 1997

[Letterhead]

[LOGO]
ERNST & YOUNG LLP

Report of Independent Auditors

The Partners
Guardian Place Limited Partnership


We have audited the accompanying balance sheets of Guardian Place Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guardian Place Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Ernst & Young LLP
January 31, 1996

[Letterhead]

[LOGO]
Rick J. Tanneberger
Certified Public Accountant

Independent Auditor's Report


The Partners
Woods Lane, A Limited Partnership


We have audited the accompanying balance sheets of Woods Lane, A Limited Partnership, as of December 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woods Lane, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 11 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
January 27, 1997
[Letterhead]

[LOGO]
Rick J. Tanneberger
Certified Public Accountant

Independent Auditor's Report


The Partners
Woods Lane, A Limited Partnership


We have audited the accompanying balance sheets of Woods Lane, A Limited Partnership, as of December 31, 1995 and 1994, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woods Lane, A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 11 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
February 12, 1996

[Letterhead]

[LOGO]
Rick J. Tanneberger
Certified Public Accountant

Independent Auditor's Report


The Partners
Crafton Place, A Limited Partnership


We have audited the accompanying balance sheets of Crafton Place, A Limited Partnership, as of December 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crafton Place, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 11 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
February 5, 1997
[Letterhead]

[LOGO]
Rick J. Tanneberger
Certified Public Accountant

Independent Auditor's Report


The Partners
Crafton Place, A Limited Partnership


We have audited the accompanying balance sheets of Crafton Place, A Limited Partnership, as of December 31, 1995 and 1994, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crafton Place, A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 11 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
February 10, 1996

[Letterhead]

[LOGO]
Brotemarkle & Sadd
Certified Public Accountants

February 19, 1997

Palo Verde II
A Nevada Limited Partnership
Bakersfield, California


We have audited the accompanying balance sheets of Palo Verde II, A Nevada Limited Partnership (Palo Verde II or the Partnership) as of December 31, 1996 and the related statements of operations, partners' capital (deficiency)
and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Palo Verde II as of December 31, 1995, were audited by other auditors whose report dated February 8, 1996, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palo Verde II as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Brotemarkle & Sadd

[Letterhead]

[LOGO]
ERNST & YOUNG LLP

Report of Independent Auditors

To the Partners
Palo Verde II, A Nevada Limited Partnership


We have audited the accompanying balance sheets of Palo Verde II, A Nevada Limited Partnership (Palo Verde II or the Partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palo Verde II as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Ernst & Young LLP
February 8, 1996

[Letterhead]

[LOGO]
BERC
& FOX LIMITED
Certified Public Accountants


Independent Auditors' Report

To the Partners,
Andrew's Pointe Limited Partnership


We have audited the accompanying balance sheets of ANDREW'S POINTE LIMITED PARTNERSHIP (a Minnesota Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andrew's Pointe Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Berc & Fox Limited

MINNEAPOLIS, MINNESOTA
January 23, 1997
[Letterhead]

[LOGO]
BERC
& FOX LIMITED
Certified Public Accountants


Independent Auditors' Report

To the Partners,
Andrew's Pointe Limited Partnership


We have audited the accompanying balance sheets of ANDREW'S POINTE LIMITED PARTNERSHIP (a Minnesota Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andrew's Pointe Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Berc & Fox Limited

MINNEAPOLIS, MINNESOTA

FEBRUARY 8, 1996

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP


Independent Auditors' Report

The Partners
Santa Fe Oaks Phase II, A Limited Partnership:


We have audited the accompanying balance sheets of Santa Fe Oaks Phase II, A Limited Partnership as of December 31, 1996 and 1995, and the related statements of loss, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Fe Oaks Phase II, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/KPMG PEAT MARWICK LLP

FEBRUARY 14, 1997
[Letterhead]

[LOGO]
KPMG Peat Marwick LLP


Independent Auditors' Report

The Partners
Santa Fe Oaks Phase II, A Limited Partnership:


We have audited the accompanying balance sheets of Santa Fe Oaks Phase II, A Limited Partnership as of December 31, 1995 and 1994, and the related statements of loss, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Fe Oaks Phase II, A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/KPMG PEAT MARWICK LLP

FEBRUARY 9, 1996

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP


Independent Auditors' Report

The Partners
Oak Ridge Apartments, A Limited Partnership:


We have  audited the  accompanying  balance  sheets of Oak Ridge  Apartments,  A
Limited Partnership, as of December 31, 1996 and 1995, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Ridge Apartments, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/KPMG PEAT MARWICK LLP

FEBRUARY 3, 1997
[Letterhead]

[LOGO]
KPMG Peat Marwick LLP


Independent Auditors' Report

The Partners
Oak Ridge Apartments, A Limited Partnership:


We have  audited the  accompanying  balance  sheets of Oak Ridge  Apartments,  A
Limited Partnership, as of December 31, 1995 and 1994, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Ridge Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/KPMG PEAT MARWICK LLP

FEBRUARY 9, 1996