Form 10-Q
period 1997-09-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 1997-11-13
CIK 892342

November 14, 1997




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-Q for Quarter Ended September 30, 1997
        File No. 0-24584



Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of subject report.


Very truly yours,


/s/Patricia Olsen-Goldberg
Patricia Olsen-Goldberg
Controller





TC7-Q2.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from          to


For Quarter Ended   September 30, 1997      Commission file number   0-24584
                  ----------------------                          -------------

     Boston Financial Tax Credit Fund VII, A Limited Partnership
         (Exact name of registrant as specified in its charter)


  Massachusetts                               04-3166203
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


   101 Arch Street, Boston, Massachusetts                 02110-1106
  (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code  (617)439-3911
                                                 ---------------------


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

            BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1.   Financial Statements

          Balance Sheets - September 30, 1997 (Unaudited)
               and March 31, 1997                                              1

          Statements of Operations (Unaudited) - For the Three
               and Six Months Ended September 30, 1997 and 1996                2

          Statement of Changes in Partners' Equity (Deficiency)
               (Unaudited) - For the Six Months Ended September 30, 1997       3

          Statements of Cash Flows (Unaudited) -
               For the Six Months Ended September 30, 1997 and 1996            4

          Notes to Financial Statements (Unaudited)                            5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                   6

PART II - OTHER INFORMATION

Items 1-6                                                                      8

SIGNATURE                                                                      9

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP




                                 BALANCE SHEETS

                                                                     September 30,            March 31,
                                                                         1997                   1997
                                                                      (Unaudited)
Assets

Cash and cash equivalents                                             $    403,957          $    373,729
Marketable securities, at fair value                                     3,066,351             3,240,944
Restricted cash                                                            245,821               239,155
Investments in Local Limited Partnerships (Note 1)                      30,383,604            31,792,098
Organization costs, net of accumulated
   amortization of $45,833 and $40,833,
   respectively                                                              4,167                 9,167
Other assets                                                                36,796                39,556
                                                                      ------------          ------------
     Total Assets                                                     $ 34,140,696          $ 35,694,649
                                                                      ============          ============


Liabilities and Partners' Equity

Accounts payable to affiliates                                        $    292,458          $    304,382
Accounts payable and accrued expenses                                       34,690                34,940
                                                                      ------------          ------------
     Total Liabilities                                                     327,148               339,322
                                                                      ------------          ------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                  33,817,283            35,405,419
Net unrealized losses on marketable securities                              (3,735)              (50,092)
                                                                      ------------          ------------
          Total Partners' Equity                                        33,813,548            35,355,327
                                                                      ------------          ------------
          Total Liabilities and Partners' Equity                      $ 34,140,696          $ 35,694,649
                                                                      ============          ============

The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                             Three Months Ended                          Six Months Ended
                                      September 30,        September 30,          September 30,      September 30,
                                          1997                 1996                   1997               1996
                                      -------------        -------------         -------------     ----------

Revenue:
   Investment                          $    51,514          $    61,366           $    100,095      $    103,118
   Other                                     7,148                  250                 24,490            66,833
                                       -----------          -----------           ------------      ------------
       Total Revenue                        58,662               61,616                124,585           169,951
                                       -----------          -----------           ------------      ------------

Expenses:
   Asset management fee,
    related party                           71,097               68,826                142,194           137,652
   General and administrative
    (includes reimbursements
    to an affiliate in the amounts
    of $56,645 and $61,782 in
    1997 and 1996, respectively)            46,354               53,981                111,471           119,859
   Amortization                             11,435               11,458                 22,867            22,915
                                       -----------          -----------           ------------      ------------
       Total Expenses                      128,886              134,265                276,532           280,426
                                       -----------          -----------           ------------      ------------

Loss before equity in losses
    of Local Limited Partnerships          (70,224)             (72,649)              (151,947)         (110,475)

Equity in losses of
   Local Limited Partnerships             (651,586)            (644,393)            (1,436,189)       (1,239,583)
                                       -----------          -----------           ------------      ------------

Net Loss                               $  (721,810)         $  (717,042)          $ (1,588,136)     $ (1,350,058)
                                       ===========          ===========           ============      ============


Net Loss allocated:
   To General Partners                 $    (7,218)         $    (7,171)          $    (15,881)     $    (13,501)
   To Limited Partners                    (714,592)            (709,871)            (1,572,255)       (1,336,557)
                                       -----------          -----------           ------------      ------------
                                       $  (721,810)         $  (717,042)          $ (1,588,136)     $ (1,350,058)
                                       ===========          ===========           ============      ============

Net Loss per Limited
   Partnership Unit
   (50,930 Units)                      $   (14.03)          $   (13.94)           $    (30.87)      $     (26.24)
                                       ==========           ==========            ===========       ============


The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Six Months Ended September 30, 1997

                                                                                       Net
                                                   Initial         Investor         Unrealized
                                   General         Limited          Limited            Gains
                                   Partners       Partners         Partners          (Losses)             Total

Balance at March 31, 1997          $ (90,267)      $ 5,000      $ 35,490,686          $ (50,092)       $ 35,355,327

Net change in net unrealized
   losses on marketable securities
   available for sale                      -             -                 -             46,357              46,357

Net Loss                             (15,881)            -        (1,572,255)                 -          (1,588,136)
                                   ---------       -------      ------------          ---------        ------------

Balance at September 30, 1997      $(106,148)      $ 5,000      $ 33,918,431          $  (3,735)       $ 33,813,548
                                   =========       =======      ============          =========        ============


The accompanying notes are an integral part of these financial statements.

         BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Six Months Ended September 30, 1997 and 1996

                                                                                 1997                  1996
                                                                            -------------         ---------

Net cash used for operating activities                                      $   (135,158)          $  (106,372)
                                                                            ------------           -----------

Cash flows from investing activities:
    Purchase of marketable securities                                         (1,047,470)             (498,336)
    Proceeds from sales and maturities of
       marketable securities                                                   1,265,084             1,428,000
    Cash distributions received from Local
       Limited Partnerships                                                       48,438               127,057
    Investments in Local Limited Partnerships                                    (94,000)             (525,824)
    Restricted cash                                                               (6,666)               (5,631)
                                                                            ------------           -----------
Net cash provided by investing activities                                        165,386               525,266
                                                                            ------------           -----------

Net increase in cash and cash equivalents                                         30,228               418,894

Cash and cash equivalents, beginning of period                                   373,729               334,845
                                                                            ------------           -----------

Cash and cash equivalents, end of period                                    $    403,957           $   753,739
                                                                            ============           ===========


The accompanying notes are an integral part of these financial statements.

         BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP



                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1997. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year. Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

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

The following is a summary of Investments in Local Limited Partnerships at September 30, 1997:


Capital Contributions paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of
   Local Limited Partnerships                                                                      $  39,283,961

Cumulative equity in losses of Local Limited Partnerships                                             (9,702,243)

Cash distributions received from Local Limited Partnerships                                             (341,441)
                                                                                                   -------------

Investments in Local Limited Partnerships before adjustments                                          29,240,277

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                       1,252,338

   Accumulated amortization of acquisition fees and expenses                                            (109,011)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $  30,383,604
                                                                                                   =============



The Partnership's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 1997 is $1,436,189.

2.   Commitments

At September 30, 1997, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $658,000. In addition, the Fund has set aside $217,000 in future capital contributions to one Local Limited Partnership.

        BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At September 30, 1997, the Fund had cash and cash equivalents of $403,957, compared with $373,729 at March 31, 1997. The increase is primarily attributable to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships. These increases to cash and cash equivalents are partially offset by investments in Local Limited Partnerships and cash used for operating activities.

As of September 30, 1997, approximately $2,506,000 of marketable securities has been designated as Reserves by the Managing General Partner. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits if the Managing General Partner deems funding appropriate.

At September 30, 1997, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $658,000. In addition, the Fund has set aside $217,000 in future capital contributions to one Local Limited Partnership.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 1997, the Fund had no contractual or other obligation to any Local Limited Partnership, which had not been paid or provided for, except as described above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the six months ended September 30, 1997.

Results of Operations

The Fund's results of operations for the three and six months ended September 30, 1997 resulted in a net loss of $721,810 and $1,588,136 as compared to a net loss of $717,042 and $1,350,058 for the same periods in 1996. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships and a decrease in other revenue. Equity in losses of Local Limited Partnerships increased during the six months ended September 30, 1997, as compared to September 30, 1996, due to an increase in general operating and depreciation expenses of the Local Limited Partnerships. Other revenue decreased during the six months ended September 30, 1997 as the result of a decrease in escrow interest earned by the Partnership.

       BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions

Los Claveles II, located in Trujillio Alto, Puerto Rico, continues to experience operating difficulties due to ongoing capital repair needs and management issues. An affiliate of the Managing General Partner of the Partnership successfully negotiated with the Local General Partners, lender and local housing authority to replace the management agent for Los Claveles II as well as its neighboring property, Los Claveles I. By consolidating management, the Managing General Partner feels that it can achieve greater control over both sites and attain certain operating efficiencies that will benefit both properties. The new management agent assumed responsibility for the property in December 1996 and has successfully obtained Section 8 subsidy increases. The Local General Partners agreed to step down voluntarily and will be replaced by a new general partner, once the workout plan is approved by the lender. In the mean time, the Local General Partners executed a delegation agreement which grants authority to an affiliate of the Managing General Partner to implement the capital improvement plan and complete negotiations with the lender. The lender continues to indicate its willingness to work with the Managing General Partner and management agent to improve operations and cure defaults. Although there appears to be sufficient resources to turn the project around, no agreement has been reached with the lender to date.

       BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended September 30, 1997.

    BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 14, 1997              BOSTON FINANCIAL TAX CREDIT FUND VII,
                                       A LIMITED PARTNERSHIP


                                   By: Arch Street VII, Inc.,
                                       its Managing General Partner




                                        /s/William E. Haynsworth
                                        William E. Haynsworth
                                        Managing Director, Vice President and
                                        Chief Operating Officer