Form 10-Q
period 1997-12-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 1998-02-12
CIK 892342

February 13, 1998




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-Q for Quarter Ended December 31, 1997
        File No. 0-24584



Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of subject report.


Very truly yours,


/s/George Fondulis
George Fondulis
Assistant Controller





TC7-Q3.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                   to


For Quarter Ended  December 31, 1997     Commission file number       0-24584
                  --------------------                           --------------

           Boston Financial Tax Credit Fund VII, A Limited Partnership
             (Exact name of registrant as specified in its charter)


 Massachusetts                                        04-3166203
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


   101 Arch Street, Boston, Massachusetts               02110-1106

  (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code  (617) 439-3911

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1.   Financial Statements

          Balance Sheets - December 31, 1997 (Unaudited)
               and March 31, 1997                                             1

          Statements of Operations (Unaudited) - For the Three
               and Nine Months Ended December 31, 1997 and 1996               2

          Statement of Changes in Partners' Equity (Deficiency)
               (Unaudited) - For the Nine Months Ended December 31, 1997      3

          Statements of Cash Flows (Unaudited) -
               For the Nine Months Ended December 31, 1997 and 1996           4

          Notes to Financial Statements (Unaudited)                           5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  6

PART II - OTHER INFORMATION

Items 1-6                                                                     8

SIGNATURE                                                                     9

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP




                                 BALANCE SHEETS

                                                                     December 31,             March 31,
                                                                         1997                   1997
                                                                      (Unaudited)

Assets

Cash and cash equivalents                                             $    368,392          $    373,729
Marketable securities, at fair value                                     3,076,192             3,240,944
Restricted cash                                                            249,162               239,155
Investments in Local Limited Partnerships (Note 1)                      29,379,569            31,792,098
Organization costs, net of accumulated
   amortization of $48,333 and $40,833,
   respectively                                                              1,667                 9,167
Other assets                                                                42,115                39,556
                                                                      ------------          ------------
     Total Assets                                                     $ 33,117,097          $ 35,694,649
                                                                      ============          ============


Liabilities and Partners' Equity

Accounts payable to affiliates                                        $    225,031          $    304,382
Accounts payable and accrued expenses                                       45,974                34,940
                                                                      ------------          ------------
     Total Liabilities                                                     271,005               339,322
                                                                      ------------          ------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                  32,843,247            35,405,419
Net unrealized gains (losses) on marketable securities                       2,845               (50,092)
                                                                      ------------          ------------
          Total Partners' Equity                                        32,846,092            35,355,327
                                                                      ------------          ------------
          Total Liabilities and Partners' Equity                      $ 33,117,097          $ 35,694,649
                                                                      ============          ============

 The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS
           For the Three and Nine Months Ended December 31, 1997 and 1996
                                   (Unaudited)

                                             Three Months Ended                          Nine Months Ended
                                      December 31,         December 31,           December 31,       December 31,
                                          1997                 1996                   1997               1996
                                      -------------        -------------         -------------     ----------

Revenue:
   Investment                          $    52,132          $    43,057           $    152,227      $    146,175
   Other                                    28,065                4,856                 52,555            71,689
                                       -----------          -----------           ------------      ------------
       Total Revenue                        80,197               47,913                204,782           217,864
                                       -----------          -----------           ------------      ------------

Expenses:
   Asset management fee,
    related party                           71,097               68,826                213,291           206,478
   General and administrative
    (includes reimbursements
    to an affiliate in the amounts
    of $79,105 and $80,646 in
    1997 and 1996, respectively)            58,386               41,132                169,857           160,991
   Amortization                             11,433               11,457                 34,300            34,372
                                       -----------          -----------           ------------      ------------
       Total Expenses                      140,916              121,415                417,448           401,841
                                       -----------          -----------           ------------      ------------

Loss before equity in losses
    of Local Limited Partnerships          (60,719)             (73,502)              (212,666)         (183,977)

Equity in losses of
   Local Limited Partnerships             (913,317)            (775,322)            (2,349,506)       (2,014,905)
                                       -----------          -----------           ------------      ------------

Net Loss                               $  (974,036)         $  (848,824)          $ (2,562,172)     $ (2,198,882)
                                       ===========          ===========           ============      ============


Net Loss allocated:
   To General Partners                 $    (9,741)         $    (8,488)          $    (25,622)     $    (21,989)
   To Limited Partners                    (964,295)            (840,336)            (2,536,550)       (2,176,893)
                                       -----------          -----------           ------------      ------------
                                       $  (974,036)         $  (848,824)          $ (2,562,172)     $ (2,198,882)
                                       ===========          ===========           ============      ============

Net Loss per Limited
   Partnership Unit
   (50,930 Units)                      $   (18.93)          $   (16.50)           $    (49.80)      $     (42.74)
                                       ==========           ==========            ===========       ============

 The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Nine Months Ended December 31, 1997

                                                                                        Net
                                                   Initial         Investor         Unrealized
                                   General         Limited          Limited            Gains
                                   Partners       Partners         Partners           (Losses)            Total

Balance at March 31, 1997          $ (90,267)      $ 5,000      $ 35,490,686          $ (50,092)    $   35,355,327

Net change in net unrealized
   losses on marketable securities
   available for sale                      -             -                 -             52,937             52,937

Net Loss                             (25,622)            -        (2,536,550)                 -         (2,562,172)
                                   ---------       -------      ------------          ---------     --------------

Balance at December 31, 1997       $(115,889)      $ 5,000      $ 32,954,136          $   2,845     $   32,846,092
                                   =========       =======      ============          =========     ==============

 The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Nine Months Ended December 31, 1997 and 1996


                                                                                 1997                  1996
                                                                            -------------         ---------

 Net cash used for operating activities                                      $   (246,390)          $   (90,525)
                                                                            ------------           -----------

Cash flows from investing activities:
    Purchase of marketable securities                                         (1,446,141)           (1,095,655)
    Proceeds from sales and maturities of
       marketable securities                                                   1,660,978             1,755,624
    Cash distributions received from Local
       Limited Partnerships                                                      135,414               127,057
    Investments in Local Limited Partnerships                                    (99,191)             (663,227)
    Restricted cash                                                              (10,007)               (8,171)
                                                                            ------------           -----------
Net cash provided by investing activities                                        241,053               115,628
                                                                            ------------           -----------

Net increase (decrease) in cash and cash equivalents                              (5,337)               25,103

Cash and cash equivalents, beginning of period                                   373,729               334,845
                                                                            ------------           -----------

Cash and cash equivalents, end of period                                    $    368,392           $   359,948
                                                                            ============           ===========

 The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP





                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Partnership's 10-K for the year ended March 31, 1997. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position and results of operations. The results of operations for the periods may not be indicative of the results to be expected for the year. Certain reclassifications have been made to prior year financial statements to conform to the current year classifications.

The General Partners have elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 1997 and 1996.

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

The following is a summary of Investments in Local Limited Partnerships at December 31, 1997:


Capital Contributions paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of
   Local Limited Partnerships                                                                      $  39,289,152

Cumulative equity in losses of Local Limited Partnerships                                            (10,615,560)

Cash distributions received from Local Limited Partnerships                                             (428,417)
                                                                                                   -------------

Investments in Local Limited Partnerships before adjustments                                          28,245,175

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                       1,252,338

   Accumulated amortization of acquisition fees and expenses                                            (117,944)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $  29,379,569
                                                                                                   =============

The Partnership's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 1997 is $2,349,506.

2.   Commitments

At December 31, 1997, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $658,000. In addition, the Fund has set aside $217,000 in future capital contributions to one Local Limited Partnership.

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At December 31, 1997, the Fund had cash and cash equivalents of $368,392, compared with $373,729 at March 31, 1997. The decrease is primarily attributable to investments in Local Limited Partnerships and cash used for operating activities. These decreases to cash and cash equivalents are offset by proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships.

As of December 31, 1997, approximately $2,540,000 of marketable securities has been designated as Reserves by the Managing General Partner. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits if the Managing General Partner deems funding appropriate.

At December 31, 1997, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $658,000. In addition, the Fund has set aside $217,000 in future capital contributions to one Local Limited Partnership.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 1997, the Fund had no contractual or other obligation to any Local Limited Partnership, which had not been paid or provided for, except as described above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 1997.

Results of Operations

The Fund's results of operations for the three and nine months ended December 31, 1997 resulted in a net loss of $974,036 and $2,562,172, as compared to a net loss of $848,824 and $2,198,882 for the same period in 1996. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships and a decrease in other revenue for the nine months ended December 31, 1997. Equity in losses of Local Limited Partnerships increased due to an increase in general operating and depreciation expenses of the Local Limited Partnerships, offset by an increase in rental revenues, due to an improvement in local rental markets. Other revenue decreased during the nine months ended December 31, 1997 as the result of a decrease in escrow interest earned by the Partnership. There is an increase in other revenue for the three months ended December 31, 1997 due to guaranteed distributions paid during the third quarter, which offsets the increase in equity in losses of Local Limited Partnerships for those three months.

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Property Discussions

The Fund is invested in 19 Local Limited Partnerships which own 19 properties located in 12 states and Puerto Rico. Fifteen of the properties, consisting of 1574 units, are new construction and four of the properties, consisting of 564 units, were rehabilitated. All properties have completed construction or rehabilitation and initial lease-up.

 As previously reported, Los Claveles II, located in Trujillio Alto, Puerto Rico, continues to experience operating difficulties due to ongoing capital repair needs and management issues. Recently, an affiliate of the Managing General Partner of the Partnership successfully negotiated with the Local General Partners, lender and local housing authority to replace the management agent for Los Claveles II as well as its neighboring property, Los Claveles I. By consolidating management, the Managing General Partner feels that it can achieve greater control over both sites and attain certain operating efficiencies that will benefit both properties. The new management agent assumed responsibility for the property in December 1996 and has successfully obtained
Section 8 subsidy increases. The Local General Partners agreed to step down voluntarily and will be replaced by an unaffiliated general partner, once the workout plan is approved by the lender. In addition, the Local General Partners executed a delegation agreement which grants authority to an affiliate of the Managing General Partner to implement the capital improvement plan and complete negotiations with the lender. The lender continues to indicate its willingness to work with the Managing General Partner and management agent to improve operations and cure defaults. Although there appears to be sufficient resources to turn the project around, no agreement has been reached with the lender to date.

             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 1997.

             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: February 13, 1998                  BOSTON FINANCIAL TAX CREDIT FUND VII,
                                          A LIMITED PARTNERSHIP


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