Form 10-K/A
period 1997-03-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 1998-04-16
CIK 892342

April 16, 1998




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-K/A for Year Ended March 31, 1997
        File No. 0-24584



Gentlemen:

In response to your staff comment letter dated March 3, 1998 concerning the above referenced Partnership's filing of Form 10-K for Year Ended 3/31/97, we are herewith filing an amended Form 10-K for the Year Ended 3/31/97.


Very truly yours,


/s/Dianne Groark
Dianne Groark
Senior Portfolio Accountant





TC710K/A.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended                              Commission file number
    March 31, 1997                                             0-24584

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

            Massachusetts                                      04-3166203
--------------------------------------               ---------------------------
       (State of organization)                         (I.R.S. Employer
                                                        Identification No.)

     101 Arch Street, 16th Floor
        Boston, Massachusetts                             02110-1106
--------------------------------------             ---------------------------
        (Address of Principal                             (Zip Code)
          executive office)

Registrant's telephone number, including area code 617/439-3911

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name on each exchange on
          Title of each class                              which registered
--------------------------------                     ---------------------------
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

[LOGO]
KPMG Peat Marwick LLP
Atlanta, GA

           Independent Auditors Report

The Partners
Springwood Apartments,
A Limited Partnership:


We have audited the accompanying balance sheets of Springwood Apartments, A Limited Partnership as of December 31, 1996 and 1995, and the related statements of loss, partners' capital, and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springwood Apartments, A Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

February 7, 1997

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP
Atlanta, GA

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

/s/ KPMG Peat Marwick LLP

February 16, 1996

[Letterhead]

[LOGO]
WOLPOFF & COMPANY, LLP



To the Partners
BHP/Hartford Commons Limited Partnership
Baltimore, Maryland

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS


We have audited the accompanying balance sheet of BHP/Hartford Commons Limited Partnership (a development stage company) as of December 31, 1995, and the related statements of partners' capital and cash flows from February 1, 1995 (inception) through December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BHP/Hartford Commons Limited Partnership (a development stage company) as of December 31, 1995, and its cash flows from February 1, 1995 (inception) through December 31, 1995, in conformity with generally accepted accounting principles.

/s/ Walpoff & Company, LLP
WOLPOFF & COMPANY, LLP


Baltimore, Maryland
March 29, 1996

[Letterhead]
[LOGO]
Reznick Fedder & Silverman


To the Partners
BHP/Hartford Commons Limited Partnership
Baltimore, Maryland

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of BHP/Hartford Commons Limited Partnership as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BHP/Hartford Commons Limited Partnership as of December 31, 1996, and the results of its operations, changes in partners' equity and its cash flows, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 31 is presented for the purposes of additional analysis and is not a required part of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 28,1997, on our consideration of BHP/Hartford Commons Limited Partnership's internal control structure and on its compliance with specific requirements applicable to CDA programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

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

[Letterhead]

[LOGO]
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR

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

[Letterhead]

[LOGO]
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR


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

[LOGO]
KPMG Peat Marwick LLP
Atlanta, GA


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

[LOGO]
KPMG Peat Marwick LLP
Atlanta, GA


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

/s/ KPMG Peat Marwick LLP

February 9, 1996

 [Letterhead]

[LOGO]
Deloitte & Touche LLP
Orlando, Florida

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

/s/ Deloitte & Touche LLP

January 24, 1997

[Letterhead]

[LOGO]
Deloitte & Touche LLP
Orlando, Florida

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

/s/ Deloitte & Touche LLP

February 2, 1996

[Letterhead]

[LOGO]
Deloitte & Touche LLP
Orlando, Florida


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

[LOGO]
NOVOGRADAC
& COMPANY
Boston, MA


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

[LOGO]
NOVOGRADAC
& COMPANY
Boston, MA

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

/s/Novogradac & Company LLP
January 29, 1996

[Letterhead]
[LOGO]
Kirschner Hutton Perlin, P.C.
Certified Public Accountants
Southfield, Michigan

Independent Auditors Report
January 22, 1997

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

/s/Kirschner Hutton Perlin, P.C.

[Letterhead]

[LOGO]
Kirschner Hutton Perlin, P.C.
Certified Public Accountants
Southfield, Michigan

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

/s/Kirschner Hutton Perlin, P.C.

[Letterhead]

[LOGO]
ERNST & YOUNG LLP
Birmingham, Alabama

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

/s/Ernst & Young LLP
January 27, 1997

[Letterhead]

[LOGO]
ERNST & YOUNG LLP
Birmingham, Alabama

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

/s/Ernst & Young LLP
January 31, 1996

[Letterhead]

[LOGO]
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR

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

[Letterhead]

[LOGO]
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR

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

[Letterhead]

[LOGO]
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR

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

[Letterhead]

[LOGO]
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR

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

 [Letterhead]

[LOGO]
Brotemarkle & Sadd
Certified Public Accountants
Glendale, CA

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

/s/Brotemarkle & Sadd

[Letterhead]

[LOGO]
ERNST & YOUNG LLP

Report of Independent Auditors

To the Partners
Palo Verde II, A Nevada Limited Partnership
Glendale, CA

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

[LOGO]
KPMG Peat Marwick LLP
Atlanta, GA

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

[LOGO]
KPMG Peat Marwick LLP
Atlanta, GA

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

[LOGO]
KPMG Peat Marwick LLP
Atlanta, GA

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

[LOGO]
KPMG Peat Marwick LLP
Atlanta, GA

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