Form 10-K
period 1998-03-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 1998-06-26
CIK 892342

June 26, 1998



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

       Boston Financial Tax Credit Fund VII, A Limited Partnership Annual Report on Form 10-K for the Year Ended March 31, 1998 File No. 0-24584

Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of the subject report.

Very truly yours,



\s\Dianne Groark
Dianne Groark
Assistant Controller


TC710K-K.98

                                     UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                  Washington, DC 20549

                                     FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For the fiscal year ended                               Commission file number
March 31, 1998                                               0-24584

                   BOSTON  FINANCIAL  TAX CREDIT  FUND VII, A
                     LIMITED   PARTNERSHIP   (Exact  name  of
                      registrant as specified in its charter)

Massachusetts                                            04-3166203
-------------------                                     ---------------------
(State of organization)                                   (I.R.S. Employer
                                                          Identification No.)

 101 Arch Street, 16th Floor
 Boston, Massachusetts                                 02110-1106
-------------------------------                   -----------------------
        (Address of Principal                         (Zip Code)
          executive office)

Registrant's telephone number, including area code 617/439-3911

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name on each exchange on
          Title of each class                          which registered
------------------------------                     -----------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate sales price of partnership units held by non-affiliates of the registrant.
                          $45,581,000 as of March 31, 1998

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

     "Estimated Use of Proceeds"                            Part III, Item 13

     "Management Compensation and Fees"                     Part III, Item 13

     "Profits and Losses for Tax Purposes, Tax
        Credits and Cash Distributions"                     Part III, Item 13

                BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

               ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1998


                                    TABLE OF CONTENTS

                                                                        Page No.
 PART I

     Item 1      Business                                                   K-3
     Item 2      Properties                                                 K-5
     Item 3      Legal Proceedings                                          K-10
     Item 4      Submission of Matters to a Vote of
                    Security Holders                                        K-10

PART II

     Item 5      Market for the Registrant's Units and
                    Related Security Holder Matters                         K-11
     Item 6      Selected Financial Data                                    K-12
     Item 7      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           K-13
     Item 8      Financial Statements and Supplementary Data                K-15
     Item 9      Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                  K-15

PART III

     Item 10     Directors and Executive Officers
                    of the Registrant                                       K-16
     Item 11     Management Remuneration                                    K-17
     Item 12     Security Ownership of Certain Beneficial
                    Owners and Management                                   K-17
     Item 13     Certain Relationships and Related Transactions             K-18

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

The Fund has invested as a limited partner in other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties") some of which benefit from some form of federal, state or local assistance programs and all of which qualify for low-income housing tax credits ("Tax Credits") added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986. The investment objectives of the Fund include the following:
(i) to provide investors with annual tax credits which they may use to reduce their federal income taxes; (ii) to provide limited cash distributions from the operations of apartment complexes; and (iii) to preserve and protect the Fund's capital with the possibility of realizing a profit through the sale or refinancing of apartment complexes. There cannot be any assurance that the Fund will attain any or all of these investment objectives. A more detailed discussion of these investment objectives, along with the risks in achieving them, is contained in the sections of the Prospectus entitled "Investment Objectives and Policies - Principal Investment Objectives" and "Investment Risks", which are herein incorporated by this reference.

Table A on the following page lists the properties owned by the Local Limited Partnerships in which the Fund has invested. Item 7 of this Report contains other significant information with respect to such Local Limited Partnerships. The terms of the acquisition of each Local Limited Partnership interest have been described in a supplement to the Prospectus and collected in the post-effective amendment to the Registration Statement; such descriptions are incorporated herein by this reference.

                                        TABLE A

                              SELECTED LOCAL LIMITED
                                 PARTNERSHIP DATA


    Properties owned by                                                                          Date
       Local Limited                                                                           Interest
       Partnerships                                        Location                            Acquired
----------------------------                           ------------------                   ---------------

Oak Ridge                                             Macon, GA                                 12/31/92
Santa Fe Oaks II                                      Gainesville, FL                           12/31/92
Andrew's Pointe                                       Burnsville, MN                            04/13/92
Palo Verde II                                         Henderson, NV                             05/19/93
Woods Lane                                            Rogers, AR                                07/30/93
Crafton Place                                         Fayetteville, AR                          07/30/93
Guardian Place                                        Richmond, VA                              10/07/93
Twin Oaks Meadows                                     Lansing, MI                               10/29/93
Sunrise Terrace                                       Madera, CA                                11/24/93
Wynmor                                                Brooklyn Park, MN                         12/22/93
Citrus Glen                                           Orlando, FL                               12/30/93
St. Andrews Pointe                                    Columbia, SC                              01/05/94
Des Moines St. Village                                Des Moines, IA                            01/31/94
Fountain Lakes                                        Benton, AR                                02/02/94
Fairhaven Manor                                       Burlington, WA                            03/08/94
Grand Boulevard Renaissance                           Chicago, IL                               08/03/94
Los Claveles II                                       Trujillio Alto, PR                        08/31/94
Springwood                                            Tallahassee, FL                           12/15/94
Harford Commons                                       Baltimore, MD                             02/28/95



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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 1998, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions to Local Limited Partnerships: (i) Oak Ridge, Santa Fe Oaks Phase II, Springwood and St. Andrews Pointe, representing 23.92%, have Flournoy Development Company and John Flournoy as Local General Partners; (ii) Woods Lane, Crafton Place and Fountain Lakes, representing 16.92%, have Lindsey Management Company as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports reported on Forms 8-K, which are herein incorporated by reference.

The Properties owned by Local Limited Partnerships in which the Fund has invested are, and will continue to be, subject to competition from existing and future apartment complexes in the same areas. The success of the Fund will depend on many outside factors, most of which are beyond the control of the Fund and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and governmental regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Fund, including: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels; (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive over-building or a decrease in employment or adverse changes in real estate laws, including building codes; and (iii) possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which suppress the ability of the Local Limited Partnerships to generate operating cash flow. Since some of the Properties benefit from some form of governmental assistance, the Fund is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits. Other future changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Fund.

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


Item 2.  Properties

The Fund owns limited partnership interests in nineteen Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood, which is 19.80%.

Each of the Local Limited Partnerships has received an allocation of Tax Credits from the relevant state tax credit agency. In general, the Tax Credit runs for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Internal Revenue Service, in order to maintain eligibility for the Tax Credit at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements. To date, none of the Local Limited Partnerships have suffered an event of recapture of Tax Credits.

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




                                                      Capital Contributions             Mtge. loans                       Occupancy
Local Limited Partnership       Number       Total Committed       Paid Through          payable at                            at
Property Name                    of           at March 31,          March 31,           December 31,      Type of         March 31,
Property Location             Apt. Units          1998               1998                  1997          Subsidy*            1998
-------------------------    -----------    ---------------      --------------         -------------    ------------    -----------

Oak Ridge Apartments,
   a Limited Partnership
Oak Ridge
Macon, GA                       152            $2,870,245          $2,870,245           $4,119,060          None               65%

Santa Fe Oaks Phase II,
   a Limited Partnership
Santa Fe Oaks II
Gainesville, FL                 129             2,698,586           2,698,586            3,725,839          None               99%

Andrew's Pointe Limited
   Partnership
Andrew's Pointe
Burnsville, MN                   57             1,333,800           1,333,800            2,344,035          None              100%

Palo Verde II, a Nevada
   Limited Partnership
Palo Verde II
Henderson, NV                    60             1,324,801           1,324,801            1,096,357          None              100%

Woods Lane, a Limited
   Partnership
Woods Lane
Rogers, AR                      156             2,574,180           2,574,180            3,354,692          None               59%

Crafton Place, a Limited
   Partnership
Crafton Place
Fayetteville, AR                 84             1,365,120           1,365,120            1,677,356          None               91%




                                                      Capital Contributions              Mtge. loans                     Occupancy
Local Limited Partnership      Number       Total Committed       Paid Through           payable at                        at
Property Name                    of           at March 31,         March 31,            December 31,       Type of       March 31,
Property Location             Apt. Units           1998               1998                   1997          Subsidy*        1998
--------------------------   ------------   ----------------      -------------         --------------   ------------    ----------

Guardian Place
   Limited Partnership
Guardian Place
Richmond, VA                    120             2,174,390           2,174,390             2,975,651          None              99%

Twin Oaks Meadows Limited
   Dividend Housing Association
   Limited Partnership
Twin Oaks Meadows
Lansing, MI                      63             1,436,401           1,436,401             1,915,540          None              93%

Madera Sunrise Terrace
   Limited Partnership
Sunrise Terrace
Madera, CA                       52             1,523,196           1,523,196             1,184,337          None             100%

Eden Park Limited
   Partnership
Wynmor
Brooklyn Park, MN               324             5,527,758           5,527,758             5,838,452          None              94%

Affordable Citrus Glen
   Limited Partnership
Citrus Glen
Orlando, FL                     176             4,581,360           4,581,360             5,442,788          None              96%

St. Andrews Pointe Apartments,
   A Limited Partnership
St. Andrews Pointe
Columbia, SC                    150             3,414,528           3,414,528             4,668,512          None              96%





                                                      Capital Contributions             Mtge. loans                     Occupancy
Local Limited Partnership     Number       Total Committed       Paid Through            payable at                         at
Property Name                  of           at March 31,           March 31,           December 31,      Type of          March 31,
Property Location            Apt. Units         1998                1998                  1997          Subsidy*           1998
------------------------    -----------    ---------------   -----------------         --------------  ------------    ------------

Des Moines Street Associates
   Limited Partnership
Des Moines St. Village
Des Moines, IA                   42             1,083,996           1,083,996             1,721,515        Section 8            98%

Fountain Lakes, A Limited
   Partnership
Fountain Lakes
Benton, AR                      180             2,854,593           2,854,593             4,218,066        None                100%

Fairhaven Manor Limited
   Partnership
Fairhaven Manor
Burlington, WA                   40             1,232,020           1,232,020               948,248        None                100%

Grand Boulevard Renaissance I
   Limited Partnership
Grand Boulevard Renaissance
Chicago, IL                      30             1,085,000             868,000             1,906,598        Section 8            97%

Los Claveles, S.E. Limited
   Partnership
Los Claveles II
Trujilio Alto, PR               180             1,272,000             698,373             6,553,050        Section 8            85%

BHP/Harford Commons
   Limited Partnership
Harford Commons
Baltimore, MD                    30             1,187,000           1,103,000             1,736,092        None                100%




                                                      Capital Contributions             Mtge. loans                      Occupancy
Local Limited Partnership     Number       Total Committed      Paid Through            payable at                           at
Property Name                   of          at March 31,          March 31,            December 31,       Type of        March 31,
Property Location           Apt. Units           1998               1998                  1997            Subsidy*          1998
------------------------  -------------    ---------------      --------------         --------------    -----------   ------------

Springwood Apartments,
   A Limited Partnership
Springwood (1)
Tallahassee, FL                 113              624,805             624,805             3,931,815          None                86%
                               -----          -----------          ----------           ----------
                              2,138           $40,163,779         $39,289,152          $59,358,003
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

Two Local Limited Partnerships invested in by the Fund each represent more than 10% of the total capital contributions to be made to Local Limited Partnerships by the Fund. The first is Eden Park Limited Partnership which owns Wynmor, an existing property located in Brooklyn Park, Minnesota. The property contains 324 apartments in eleven three-story buildings and represents 13.76% of the total capital contributions to be made to the Local Limited Partnerships.

Eden Park Limited Partnership has obtained a $6,000,000 first mortgage loan. The mortgage is payable in monthly installments of principal and interest in the amount of $48,922, based on a 25 year amortization period, and accrues interest at a rate of 8.65%. The unpaid principal and interest is due in one balloon payment in October of 2020.

The other Local Limited Partnership which represents more than 10% of the total capital contributions to be made to Local Limited Partnerships is Affordable Citrus Glen Limited Partnership which owns Citrus Glen Apartments. Citrus Glen Apartments, which is located in Orlando, Florida, contains 176 apartments and represents 11.41% of the total capital contributions to be made to the Local Limited Partnerships.

Affordable Citrus Glen Limited Partnership (the "Partnership") has obtained permanent financing in the amount of $3,848,000 at an interest rate of 9.55%. The note requires monthly principal and interest payments of $32,497, amortized over a 30 year period, with the unpaid principal balance due in full on February 1, 2010. Additional financing has been obtained in the amount of $1,670,000, with stated interest at 9%, from the Florida Housing Finance Agency. Due to other claims against cash flows, the maximum effective rate will be 4.5%, the rate at which interest is currently being accrued. Repayment is based on the cash flow of the partnership, beginning on January 10, 1995, with annual payments due each January 10 through 2009, at which time all outstanding principal and interest is due. The loan is non-recourse and is collateralized by a second mortgage on the partnership's rental property and an assignment of leases, rents and contract rights.

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

As of June 15, 1998, there were 2,512 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. No cash distributions were paid during the years ended March 31, 1998, 1997 and 1996.

Item 6.  Selected Financial Data

The following table sets forth selected financial information regarding the Fund's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8 of this Report.

                                            March 31,       March 31,     March 31,        March 31,           March 31,
                                             1998            1997           1996            1995            1994

Revenue                                  $    254,185     $    400,349   $    257,160   $    333,523    $     365,312
Equity in losses of Local Limited
 Partnerships                              (3,325,494)      (2,967,826)    (2,570,732)    (2,190,648)        (536,848)
Net Loss                                   (3,626,340)      (3,131,087)    (2,870,229)    (2,465,750)        (735,660)
   Per Limited Partnership Unit (A)            (70.49)          (60.86)        (55.79)        (47.93)          (21.34)
Cash and cash equivalents                     375,168          373,729        334,845      1,768,604        1,637,056
Marketable securities                       3,106,645        3,240,944      3,855,342      5,688,064       18,301,710

Investments in Local Limited
   Partnerships                            28,387,876       31,792,098     34,328,400     34,310,871       24,033,164
Long-term debt                                      -                -              -              -                -
Total assets (B)                           32,158,308       35,694,649     38,795,017     41,924,559       44,145,937
Cash Distribution                                   -                -              -              -                -
Other data:
Passive loss (C)                           (4,473,368)      (3,697,126)    (3,835,484)    (3,604,962)        (822,547)
   Per Limited Partnership Unit (C)            (86.95)          (71.87)        (74.56)        (70.07)          (39.28)
Portfolio income (C)                          301,029          359,903        477,042      1,026,953          415,206
   Per Limited Partnership Unit (C)              5.85             7.00           9.27          19.96            19.83
Net short term capital losses (C)                   -                -           (610)      (510,142)               -
   Per Limited Partnership Unit (C)                 -                -           (.01)         (9.92)               -
Low-Income Housing Tax Credit (C)           7,547,206        7,531,209      7,016,512      4,226,746          750,876
   Per Limited Partnership Unit (C)            148.19           146.39         136.39          82.16            35.86
Local Limited Partnership interests
   owned at end of period                          19               19             19             19               15



(A) Per Limited Partnership Unit data is based upon 50,930 Units for the years ended March 31, 1998, 1997, 1996 and 1995 and a weighted average number of units outstanding of 34,127 for the year ended March 31, 1994.

(B)    Total assets include the investments in Local Limited Partnerships.

(C) Income tax information is as of December 31, the year end of the Fund for income tax purposes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1998, the Fund had cash and cash equivalents of $375,168 compared with $373,729 at March 31, 1997. The increase is primarily attributable to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships. This increase is partially offset by investments made in Local Limited Partnership and cash used for operating activities.

As of March 31, 1998, approximately $2,478,000 of marketable securities has been designated as Reserves by the Managing General Partner. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate.

At March 31, 1998, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $658,000. In addition, the Fund has set aside $217,000 for future capital contributions to one Local Limited Partnership.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 1998, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made in the year ended March 31, 1998.

Results of Operations

1998 versus 1997

The Fund's results of operations for the year ended March 31, 1998 resulted in a net loss of $3,626,340 as compared to a net loss of $3,131,087 for the same period in 1997. The increase in net loss is primary attributable to an increase in equity in losses of Local Limited Partnerships and a decrease in other revenue. Equity in losses of Local Limited Partnership increased due to an increase in general operating expenses of the Local Limited Partnerships, offset by an increase in rental revenues due to an improvement in local rental markets. Other revenue decreased as a result of a decrease in escrow interest paid to the Fund from Local Limited Partnerships.

1997 versus 1996

The Fund's results of operations for the year ended March 31, 1997 resulted in a net loss of $3,131,087 as compared to a net loss of $2,870,229 for the same period in 1996. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships partially offset by an increase in other revenue. The increase in equity in losses of Local Limited Partnerships is due to an increase in the number of Local Limited Partnership interests which had a full year of operations. This resulted in increased depreciation, interest and operating expenses over total revenue earned. The increase in other revenue is primarily due to an increase in interest paid to the Fund from Local Limited Partnerships.

Effect of recently issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The standard requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The standard will become effective for fiscal years beginning after December 15, 1997. The Fund will adopt the new standard beginning in the first quarter of the fiscal year ending March 31, 1999, but is not expected to have a significant effect on financial position or results of operations.


Low-Income Housing Tax Credits

The 1998, 1997 and 1996 Tax Credits per unit were $148.19,  $146.39 and $136.39, respectively, for investor limited partners. Tax Credits are not available for a property until the property is placed in service and its apartment units are occupied by qualified tenants. In the first year the Tax Credits are claimed, the allowable credit amount is determined using an averaging convention to reflect the number of months that apartment units comprising the qualified basis were occupied by qualified tenants during the year. To the extent that the full amount of the annual credit is not allocated in the first year, an additional credit equal to the difference is available in the 11th taxable year.

As of December 31, 1997, the tax year end of the Local Limited Partnerships, all of the properties have been placed in service and all generated Tax Credits in 1997.

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

Property Discussions

The Fund is invested in nineteen Local Limited Partnerships which own nineteen properties located in twelve states and Puerto Rico. Fifteen of the properties, consisting of 1,574 units, are new construction and four of the properties, consisting of 564 units, were rehabilitated. All properties have completed construction or rehabilitation and initial lease-up.

Even though occupancy for Grand Boulevard Renaissance, located in Chicago, Illinois, has been ranging between 97% and 100%, the property has been experiencing operating difficulties, in particular difficulty maintaining debt service coverage. These issues are mainly due to poor collections from tenants. On April 1, 1998, a new management agent was brought in to monitor property operations and increase tenant collections. The Managing General Partner will be working closely with the Local General Partner and the new management agent to monitor operations.

As previously reported, Los Claveles II, located in Trujillio Alto, Puerto Rico, continues to experience operating difficulties due to ongoing capital repair needs and management issues. In 1996, an affiliate of the Managing General Partner of the Fund successfully negotiated with the Local General Partners, lender and local housing authority to replace the management agent for Los Claveles II as well as its neighboring property, Los Claveles I. By consolidating management, the Managing General Partner feels that it can achieve greater control over both sites and attain certain operating efficiencies that will benefit both properties. The new management agent assumed responsibility for the property in December 1996 and has successfully obtained Section 8 subsidy increases. The Local General Partners agreed to step down voluntarily and will be replaced by an unaffiliated general partner, once the workout plan is approved by the lender. In addition, the Local General Partners executed a delegation agreement which grants authority to an affiliate of the Managing General Partner to implement the capital improvement plan and complete negotiations with the lender. The lender continues to indicate its willingness to work with the Managing General Partner and management agent to improve operations and cure defaults. Although there appears to be sufficient resources to turn the project around, no agreement has been reached with the lender to date.

Woods Lane, located in Rogers, Arkansas, has been suffering from poor occupancy due to local competition. Occupancy as of December 31, 1997 was 57%. A new management team was recently hired to step-up the marketing efforts, review rent concessions, install a resident referral plan and monitor competing rent levels. In addition, capital improvements have recently been completed which include exterior painting, carpet replacement and landscaping and grounds improvement. The Managing General Partner will closely monitor the new management agent and also review possible debt restructuring. The Managing General Partner is currently funding operating deficits.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Fund has implemented policies and practices for assessing impairment of its real estate assets and investments in local limited partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the current value is compared to the fair value and if there is a significant impairment in value, a provision to write down the asset to fair value will be charged against income.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 1998, 1997 and 1996.

Item 8.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                     PART III

Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Fund is Arch Street VII, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership. George Fantini, Jr., a Vice President of the Managing General Partner, resigned his position effective June 30, 1995. Donna Gibson, a Vice President of the Managing General Partner, resigned from her position on September 13, 1996. Georgia Murray resigned as Managing Director, Treasurer and Chief Financial Officer of the Managing General Partner on May 25, 1997. Fred N. Pratt, Jr. resigned as Managing Director of the Managing General Partner on May 28, 1997. William E. Haynsworth resigned as a Managing Director and Chief Operating Officer of the Managing General Partner on March 23, 1998.

The Managing General Partner was incorporated in September 1992. Randolph G. Hawthorne is the Chief Operating Officer of the Managing General Partner and had the primary responsibility for evaluating, selecting and negotiating investments for the Fund. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                           Position

Jenny Netzer                        Managing Director and President
Michael H. Gladstone                Managing Director, Vice President and Clerk
Randolph G. Hawthorne               Managing Director, Vice President and
                                      Chief Operating Officer
James D. Hart                       Chief Financial Officer and Treasurer
Paul F. Coughlan                    Vice President
Peter G. Fallon, Jr.                Vice President
William E. Haynsworth               Vice President

The other General Partner of the Fund is Arch Street VII Limited Partnership, a Massachusetts limited partnership ("Arch Street VII L.P.") that was organized in September 1992. The managing general partner of Arch Street VII L.P. is Arch Street VII, Inc. The limited partner of Arch Street VII L.P. is Boston Financial.

The Managing General Partner provides day-to-day management of the Fund. Compensation is discussed in Item 11 of this report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 42, graduated from Harvard University (B.A., 1976) and received a Master's in Public Policy from Harvard's Kennedy School of Government in 1982. She joined Boston Financial in 1987 and is a Senior Vice President leading the Institutional Tax Credit Team. She is also a member of the Senior Leadership Team. Previously, Ms. Netzer led Boston Financial's new business initiatives and managed the firm's Asset Management division, which is responsible for the performance of 750 properties and providing service to 35,000 investors. Before joining Boston Financial, she was Deputy Budget Director for the Commonwealth of Massachusetts, where she was responsible for the Commonwealth's health care and public pension programs' budgets. Ms. Netzer was also Assistant Controller at Yale University and has been a member of the Watertown Zoning Board of Appeals.

Michael H. Gladstone, age 41, graduated from Emory University (B.A. 1978) and Cornell University (J.D., MBA 1982). He joined Boston Financial in 1985, and currently serves as Vice President and as the company's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith. Mr. Gladstone is a member of the National Realty Committee and has served on the advisory board to the Housing and Development Reporter, a national publication on housing issues.

Randolph G. Hawthorne, age 48, is a graduate of Massachusetts Institute of Technology (B.S., 1971) and Harvard Graduate School of Business (M.B.A., 1973). He has been associated with Boston Financial since 1973 and has served as the Treasurer of Boston Financial. Currently a Senior Vice President of the firm, Mr. Hawthorne's primary responsibility is structuring and acquiring real estate investments. Mr. Hawthorne is Past Chairman of the Board of the National Multi Housing Council, having served on the board since 1989. He is a past president of the National Housing and Rehabilitation Association, is a member of the Residential Development Council of the Urban Land Institute, as well as a member of the Advisory Board of the Berkeley Real Estate Center at the University of California. In addition to speaking at industry conferences, he is on the Editorial Advisory Boards of the Tax Credit Advisor and Multi-Housing News.

James D. Hart, age 40, earned his Bachelor of Arts degree from Trinity College and his Masters of Business Administration from the Amos Tuck School at Dartmouth College. Mr. Hart serves as Chief Financial Officer and is a member of the Senior Leadership Team. Prior to joining Boston Financial, Mr. Hart was engaged in venture capital management on behalf of institutional investors, including the negotiation and structuring of private equity and mezzanine transactions as a Vice President of Interfid Ltd., and later in the operational management of a venture-backed software company, as Managing Director and Chief Financial Officer of Bitstream Inc. Mr. Hart has also served on the Board of Directors of several investee companies, including those that went on to complete initial public offerings.

Paul F. Coughlan, age 54, is a graduate of Brown University (B.A., 1965) and served in the United States Navy before entering the securities business in 1969. He was employed as an Account Executive by Bache & Company until 1972, and then by Reynolds Securities Inc. He joined Boston Financial in 1975 and is currently a Senior Vice President on the Institutional Tax Credit Team.

Peter G. Fallon, Jr., age 59, graduated from the College of the Holy Cross (B.S., 1960) and Babson College (M.B.A., 1965). He joined Boston Financial in 1970, shortly after its formation, to raise capital for the firm's investments. He is currently a Senior Vice President and a member of the Institutional Tax Credits Team with responsibility for marketing institutional investments. Previously, he has served as president of BFG Securities, as a director of Boston Financial, and as marketing director for public and corporate funds. Mr. Fallon has also served as Chairman of the Board of Directors for Boston College High School as well as a director of a local bank.

William E. Haynsworth, age 58, is a graduate of Dartmouth College (B.A., 1961) and Harvard Law School (L.L.B., 1964; L.L.M., 1969). Prior to joining Boston Financial in 1977, Mr. Haynsworth was Acting Executive Director and General Counsel of the Massachusetts Housing Finance Agency. He was also the Director of Non-Residential Development of the Boston Redevelopment Authority and an associate of the law firm of Goodwin, Procter & Hoar. Appointed Senior Vice President in 1986, Mr. Haynsworth brings over 25 years of experience structuring real estate investments. Mr. Haynsworth is a member of the Executive Committee and the Board of Directors of the Affordable Housing Tax Credit Coalition. He is a member of the Senior Leadership Team, the firm's Executive Committee and the Board of Directors of Boston Financial.

Item 11.  Management Remuneration

Neither the directors or officers of Arch Street VII, Inc., nor the partners of Arch Street VII L.P., nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 1998, the following is the only entity known to the Fund to be the beneficial owner of more than 5% of the Units outstanding:





                                                                         Amount
     Title of                     Name and Address of                 Beneficially               Percent
     Class                         Beneficial Owner                       Owned                 of Class

Limited Partner          Oldham Institutional Tax Credits LLC          5,349 units               10.5%
                         101 Arch Street
                         Boston, MA

Oldham Institutional Tax Credits LLC is an affiliate of Arch Street VII, Inc., the Managing General Partner.

The equity securities registered by the Fund under Section 12(g) of the Act consist of 100,000 Units, 50,930 of which had been sold to the public. The remaining Units were deregistered in Post-Effective Amendment No. 4 dated January 20, 1995, which is herein incorporated by reference.

Holders of Units are permitted to vote on matters affecting the Fund only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Fund.

Arch Street VII, L.P. owns five (unregistered) Units not included in the Units sold to the public.

Except as described in the preceding paragraphs, neither Arch Street VII, Inc., Arch Street VII L.P., Boston Financial, nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Fund does not know of any existing arrangement that might at a later date result in a change in control of the Fund.

Item 13.  Certain Relationships and Related Transactions

The Fund is required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid during the years ended March 31, 1998, 1997, and 1996 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions." Such sections are incorporated herein by reference.

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

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Fund is required to pay certain fees to and reimburse expenses of the Managing General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. Commissions, fees and accountable expenses related to the sale of the Units totaling $6,304,898 have been charged directly to Limited Partners' equity. In connection therewith, $4,329,050 of selling expenses and $1,975,848 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the Managing General Partner. The Fund is required to pay a non-accountable expense allowance for marketing expense equal to a maximum of 1% of Gross Proceeds. This allowance has not yet been charged to the Fund. In addition, the Fund has paid $50,000 in organization costs to an affiliate of the Managing General Partner. This cost has been included in the balance sheet. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. Payments made and expenses reimbursed during the years ended March 31, 1998, 1997, and 1996 are as follows:


                                         1998            1997             1996
                                    -------------    ------------    ----------

  Organizational fees and expenses   $       -         $     -         $4,364

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Fund is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 6% of the Gross Proceeds. Acquisition expenses, which include legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses, totaled 1.5% of the Gross Proceeds. Acquisition fees totaling $3,055,800 for the closing of the Fund's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Of this amount, approximately $2,567,000 is included as capital contributions to Local Limited Partnerships. Acquisition expenses totaling $763,950 were incurred and have been reimbursed to an affiliate of the Managing General Partner. Payments made (refunds received) and expenses reimbursed during the years ended March 31, 1998, 1997 and 1996 are as follows:

                                      1998            1997             1996
                                 -------------    ------------    -------------

 Acquisition fees and expenses   $        -      $    (3,017)      $   57,598


Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives the base amount of .571% (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee. Fees earned during the years ended March 31, 1998, 1997 and 1996 are as follows:

                                      1998            1997             1996
                                 -------------    ------------    -------------

   Asset Management Fees          $   286,044    $    277,575      $   270,264


Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or accrued during the years ended March 31, 1998, 1997 and 1996 are as follows:

                                    1998            1997             1996
                               -------------    ------------    -------------

   Salaries and benefits
     expense reimbursements     $  108,845    $    115,310      $   123,712



Property Management Fees

Upon construction completion, in August of 1994, Lansing Management Company ("LMC"), an affiliate of the Managing General Partner, became the management agent for Twin Oaks Meadows. The management fee charged to the property is equal to 5% of the property gross revenues. Fees charged for the three years ended March 31, 1998, 1997 and 1996 are as follows:
                                  1998             1997             1996
                              --------------  --------------    ---------


Property Management Fees      $ 19,530      $      19,215   $       17,388

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Fund, Arch Street VII, Inc. and Arch Street VII Limited Partnership, receive 1% of cash distributions made to partners. To date, the Fund has not paid any cash distributions to partners.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Boston Financial and its affiliates during the years ended March 31, 1998, 1997 and 1996 is presented in Note 5 to the Financial Statements.



                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (a)(2) Documents filed as a part of this Report

In response to this portion of Item 14, the financial statements, financial statement schedule and the auditors' report relating thereto are submitted as a separate section of this Report. See Index on page F-1 hereof.

The reports of auditors of the Local Limited Partnerships relating to the audits of the financial statements of such Local Limited Partnerships appear in Exhibit
28.1 of this Report.

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

(a)(3)

(a)(3)(b)  Reports on Form 8-K:
           No reports on Form 8-K were filed during the quarter ended March 31, 1998.

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

      BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

      By:  Arch Street VII, Inc.
           its Managing General Partner



     By:   /s/Randolph G. Hawthorne                          Date:06/26/98
           Randolph G. Hawthorne,
           Managing Director, Vice President and
           Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Fund and in the capacities and on the dates indicated:



     By:   /s/ Randolph G. Hawthorne                         Date:06/26/98
           Randolph G. Hawthorne,
           Managing Director, Vice President and
           Chief Operating Officer



     By:   /s/Michael H. Gladstone                           Date:06/26/98
           Michael H. Gladstone,
           A Managing Director




Item 8.  Financial Statements and Supplementary Data

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

          ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1998
                                      INDEX


                                                                       Page No.


Report of Independent Accountants
   For the years ended March 31, 1998, 1997 and 1996                       F-2

Financial Statements

   Balance Sheets - March 31, 1998 and 1997                                F-3

   Statements of Operations - Years ended
     March 31, 1998, 1997, and 1996                                        F-4

   Statements of Changes in Partners' Equity (Deficiency) -
     Years ended March 31, 1998, 1997, and 1996                            F-5

   Statements of Cash Flows - Years ended
     March 31, 1998, 1997, and 1996                                        F-6

   Notes to Financial Statements                                           F-7

Financial Statement Schedule

   Schedule III - Real Estate and Accumulated
     Depreciation                                                          F-16


      Other schedules have been omitted as they are either not required or the information required to be presented therein is available elsewhere in the financial statements and the accompanying notes and schedules.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP






                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
Boston Financial Tax Credit Fund VII, A Limited Partnership:


We have audited the accompanying balance sheets of Boston Financial Tax Credit Fund VII, A Limited Partnership ("the Fund") as of March 31, 1998 and 1997 and the related statements of operations, changes in partners' equity (deficiency) and cash flows and the financial statement schedule listed in Item 14(a) of this Report on Form 10-K, for each of the three years in the period ended March 31, 1998. These financial statements and the financial statement schedule are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. As of March 31, 1998 and 1997, 85% and 86%, respectively, of total assets, and for the years ended March 31, 1998, 1997 and 1996, 100% of the equity in losses of Local Limited Partnerships, reflected in the financial statements of the Fund, relate to Local Limited Partnerships for which we did
not audit the financial statements.   The financial statements of these Local
Limited Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investments in Local Limited Partnerships, is based solely on the reports of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund VII, A Limited Partnership, as of March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




Coopers & Lybrand L.L.P.
Boston, Massachusetts
June 11, 1998

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP




                                 BALANCE SHEETS

                             March 31, 1998 and 1997


                                                                          1998                  1997
                                                                      ------------        ----------

Cash and cash equivalents                                             $    375,168          $    373,729
Marketable securities, at fair value  (Note 3)                           3,106,645             3,240,944
Restricted cash (Note 4)                                                   252,555               239,155
Investments in Local Limited Partnerships (Note 4)                      28,387,876            31,792,098
Organization costs, net of accumulated
   amortization of  $50,000 in 1998 and
   $40,833 in 1997 (Note 2)                                                      -                 9,167
Other assets                                                                36,064                39,556
                                                                      ------------        --------------
          Total Assets                                                $32,158,308          $  35,694,649
                                                                      ============      ================


Liabilities and Partners' Equity
Accounts payable to affiliates (Notes 4 and 5)                        $    309,172          $    304,382
Accounts payable and accrued expenses                                       63,932                34,940
                                                                      ------------          ------------
          Total Liabilities                                                373,104               339,322
                                                                      ------------          ------------

Commitments (Note 6)

General, Initial and Investor Limited Partners' Equity                  31,779,079            35,405,419
Net unrealized gains (losses) on marketable securities                       6,125               (50,092)
                                                                      ------------          ------------
          Total Partners' Equity                                        31,785,204            35,355,327
                                                                      ------------          ------------
          Total Liabilities and Partners' Equity                      $ 32,158,308          $ 35,694,649
                                                                      ============          ============

The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS

                For the Years Ended March 31, 1998, 1997 and 1996


                                                                1998             1997             1996
                                                            ------------    ------------      --------

Revenue:
     Investment (Note 3)                                    $    202,202    $    223,158      $    219,674
     Other                                                        51,983         177,191            37,486
                                                            ------------    ------------      ------------
Total Revenue                                                    254,185         400,349           257,160
                                                            ------------    ------------      ------------

Expenses:
     General and administrative expenses (includes
       reimbursements to an affiliate in the amounts of
       $108,845, $115,310 and $123,712 in 1998,
       1997 and 1996, respectively (Note 5))                     227,685         240,204           245,641
     Asset management fees, related party (Note 5)               286,044         277,575           270,264
     Amortization                                                 41,302          45,831            40,752
                                                            ------------    ------------      ------------
        Total Expenses                                           555,031         563,610           556,657
                                                            ------------    ------------      ------------

Loss before equity in losses of
   Local Limited Partnerships                                   (300,846)       (163,261)         (299,497)

Equity in losses of
   Local Limited Partnerships (Note 4)                        (3,325,494)     (2,967,826)       (2,570,732)
                                                            ------------    ------------      ------------

Net Loss                                                    $ (3,626,340)   $(3,131,087)      $ (2,870,229)
                                                            ============    ===========       =============

Net Loss allocated:
     To General Partners                                    $    (36,263)   $    (31,311)     $    (28,702)
     To Limited Partners                                      (3,590,077)     (3,099,776)       (2,841,527)
                                                            ------------    ------------      ------------
                                                            $ (3,626,340)   $ (3,131,087)     $ (2,870,229)
                                                            ============    ============      ============

Net Loss per Limited Partnership Unit
     (50,930 Units)                                         $    (70.49)    $     (60.86)     $     (55.79)
                                                            ===========     ============      ============

The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                For the Years Ended March 31, 1998, 1997 and 1996

                                                                                     Net
                                                    Initial       Investor       Unrealized
                                    General         Limited        Limited          Gains
                                    Partners       Partner        Partners        (Losses)         Total

Balance at March 31, 1995          $ (30,254)      $  5,000     $41,435,572      $(138,091)    $ 41,272,227

Less:
   Other issuance expenses                 -              -          (3,583)             -           (3,583)

Net change in net unrealized losses
   on marketable securities
   available for sale (Note 3)             -              -               -        117,210          117,210

Net Loss                              (28,702)            -      (2,841,527)             -       (2,870,229)
                                      -------      --------    ------------      ---------     ------------

Balance at March 31, 1996            (58,956)         5,000      38,590,462        (20,881)      38,515,625

Net change in net unrealized losses
   on marketable securities
   available for sale (Note 3)             -              -               -        (29,211)         (29,211)

Net Loss                             (31,311)             -      (3,099,776)             -       (3,131,087)
                                   ---------       --------    ------------      ---------     ------------

Balance at March 31, 1997            (90,267)         5,000      35,490,686        (50,092)      35,355,327

Net change in net unrealized losses
   on marketable securities
   available for sale (Note 3)             -              -               -         56,217           56,217

Net Loss                             (36,263)             -      (3,590,077)             -       (3,626,340)
                                   ---------       --------    ------------      ---------     ------------

Balance at March 31, 1998          $(126,530)      $  5,000    $ 31,900,609      $   6,125     $ 31,785,204
                                   =========       ========    ============      =========     ============


The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS

                For the Years Ended March 31, 1998, 1997 and 1996

                                                             1998                1997            1996
                                                        --------------     --------------    --------

Cash flows from operating activities:
   Net Loss                                             $   (3,626,340)    $  (3,131,087)    $ (2,870,229)
   Adjustments to reconcile net loss
     to net cash used for operating activities:
   Equity in losses of Local Limited Partnerships            3,325,494         2,967,826        2,570,732
   Amortization                                                 41,302            45,831           40,752
   Loss on sale of marketable securities                         1,778             6,034           47,442
   Increase (decrease) in cash arising from
    changes in operating assets and liabilities:
     Restricted cash                                           (13,400)          (11,835)         (10,320)
     Other assets                                                3,492            (9,613)          97,910
     Accounts payable to affiliates                              4,790            91,407          (46,611)
     Accounts payable and accrued expenses                      28,992           (31,477)         (18,250)
                                                        --------------     -------------     ------------
Net cash used for operating activities                        (233,892)          (72,914)        (188,574)
                                                        --------------     -------------     ------------

Cash flows from investing activities:
   Purchases of marketable securities                       (2,295,469)       (1,194,741)      (9,964,941)
   Proceeds from sales and maturities
     of marketable securities                                2,484,207         1,773,894       11,867,431
   Investments in Local Limited Partnerships                   (99,191)         (663,227)      (2,907,333)
   Restricted cash                                                   -                 -         (217,000)
   Cash distributions received from Local
     Limited Partnerships                                      145,784           192,855           85,078
   Reimbursement of acquisition expenses                             -             3,017                -
   Payment of acquisition fees and expenses                          -                 -         (104,056)
                                                        --------------     -------------     ------------
Net cash provided by (used for) investing activities           235,331           111,798        (1,240,821)
                                                        --------------     -------------     -------------

Cash flows from financing activities:
   Payment of issuance expenses                                      -                 -           (4,364)
                                                        --------------     -------------     ------------
Net cash used for financing activities                               -                 -           (4,364)
                                                        --------------     -------------     ------------

Net increase (decrease) in cash and cash equivalents             1,439            38,884       (1,433,759)

Cash and cash equivalents, beginning of period                 373,729           334,845        1,768,604
                                                        --------------     -------------     ------------

Cash and cash equivalents, end of period                $      375,168     $     373,729     $    334,845
                                                        ==============     =============     ============

The accompanying notes are an integral part of these financial statements.
 .

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP



                          NOTES TO FINANCIAL STATEMENTS

1.   Organization

Boston Financial Tax Credit Fund VII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits which may be applied against the federal income tax liability of an investor.

Arch Street VII, Inc., a Massachusetts corporation ("Arch Street, Inc.") is the Managing General Partner of the Fund. Arch Street VII Limited Partnership, a Massachusetts limited partnership ("Arch Street L.P.") whose general partner consists of Arch Street, Inc., is also a General Partner. Both the Managing General Partner and Arch Street L.P. are affiliates of The Boston Financial Group Limited Partnership, a Massachusetts limited partnership ("Boston Financial"). An affiliate of the General Partners ("SLP Affiliate") is a special limited partner in each Local Limited Partnership in which the Fund invests, with the right to become a general partner under certain circumstances. The fiscal year of the Fund ends on March 31.

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

Under the terms of the Partnership Agreement, the Fund initially designated 5% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time, as it deems appropriate. At March 31, 1998, the Managing General Partner has designated approximately $2,478,000 of marketable securities as such Reserve.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

2.   Significant Accounting Policies

Basis of Presentation

The Fund accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Fund does not have a majority control of the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of income or loss of the Local Limited
Partnerships, for additional investments and for cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. The Fund has no obligation to fund liabilities of the Local Limited Partnerships beyond its investment, therefore, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when a Local Limited Partnership's respective investment balance has been reduced to zero, losses will be suspended to be used against future income.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Fund. These fees and expenses are included in the Fund's Investments in Local Limited Partnerships and will be amortized on a straight-line basis over 35 years once construction of the properties is completed.

The Fund recognizes a decline in the carrying value of its investment in Local Limited Partnerships when there is evidence of a non-temporary decline in the recoverable amount of the investment. There is a possibility that the estimates relating to reserves for non-temporary declines in carrying value of investments in Local Limited Partnerships may be subject to material near term adjustments.

The Fund, as a limited partner in the Local Limited Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of tax credits. If the cost of operating a property exceeds the rental income earned thereon, the Partnership may deem it in its best interest to voluntarily provide funds in order to protect its investment.

The General Partners have decided to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 1997, 1996 and 1995.

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

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

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

Deferred Fees

Costs incurred in connection with the organization of the Fund, amounting to $50,000, were deferred and were amortized on a straight-line basis over 60 months. As of March 31, 1998 these costs have been fully amortized.

Income Taxes

No provision for income taxes has been made as the liability for such taxes is an obligation of the partners of the Fund.

Reclassifications

Certain amounts in the prior years' financial statements have been reclassified herein to conform to the current year presentation.

Effect of recently issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The standard requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The standard is effective for fiscal years beginning after December 15, 1997. The Fund will adopt the new standard beginning in the first quarter of the fiscal year ending March 31, 1999, but it is not expected to have a significant effect on the Fund's financial position or results of operations.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

3.   Marketable Securities

A summary of the marketable securities is as follows:

                                                                 Gross           Gross
                                                              Unrealized     Unrealized
                                                  Cost           Gains          Losses       Fair Value

Debt securities issued by
   the US Treasury and other
   US government corporations
   and agencies                                $ 2,134,048       $  3,693     $   (2,328)    $2,135,413

Mortgage backed securities                         966,472          4,760              -        971,232
                                               -----------       --------     ----------     -----------

Marketable securities at
   March 31, 1998                              $ 3,100,520       $  8,453     $   (2,328)    $ 3,106,645
                                               ===========       ========     ==========     ===========

Debt securities issued by
   the US Treasury and other
   US government corporations
   and agencies                                $ 2,125,647       $    164     $  (19,591)    $ 2,106,220

Mortgage backed securities                       1,165,389              -        (30,665)      1,134,724
                                               -----------       --------     ----------     -----------

Marketable securities at
   March 31, 1997                              $ 3,291,036       $    164     $  (50,256)    $ 3,240,944
                                               ===========       ========     ==========     ===========

The contractual maturities at March 31, 1998 are as follows:
                                                                     Fair
                                           Cost                      Value

Due in one year or less               $   933,845                $   933,147
Due in one to five years                1,200,203                  1,202,266
Mortgage backed securities                966,472                    971,232
                                       -----------                -----------
                                      $ 3,100,520                $ 3,106,645
                                      ===========                ===========

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from sales and maturities of marketable securities were approximately $2,484,000, $1,774,000 and $11,867,000 for the years ended March 31, 1998, 1997 and 1996, respectively. Included in investment income are gross gains of $5,672, $1,110 and $46,425 and gross losses of $7,450, $7,144 and $93,867 which were realized on these sales during the years ended March 31, 1998, 1997 and 1996, respectively.


4.   Investments in Local Limited Partnerships

The Fund has acquired interests in nineteen Local Limited Partnerships which own and operate multi-family housing complexes. The Fund, as Investor Limited Partner, pursuant to the various Local Limited Partnership Agreements, has generally acquired a 99% interest, with the exception of Springwood which is a 19.8% interest, in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

4.  Investments in Local Limited Partnerships (continued)

The following is a summary of Investments in Local Limited Partnerships at March 31:

                                                                                  1998                  1997
                                                                            --------------        ----------

Capital Contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                                             $  39,289,152          $  39,189,961

Cumulative equity in losses of Local Limited Partnerships
   (excluding unrecognized losses of $138,300 in 1998)                        (11,591,548)            (8,266,054)

Cash distributions received from Local Limited Partnerships                      (438,787)              (293,003)
                                                                            -------------          -------------

Investments in Local Limited Partnerships before adjustments                   27,258,817             30,630,904

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                1,252,338              1,252,338

   Accumulated amortization of acquisition fees and expenses                     (123,279)               (91,144)
                                                                            -------------          -------------

Investments in Local Limited Partnerships                                   $  28,387,876          $  31,792,098
                                                                            =============          =============

Summarized financial information as of December 31, 1997, 1996 and 1995 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of the nineteen Local Limited Partnerships in which the Fund was invested as of that date is as follows:

Summarized Balance Sheets - as of December 31,

                                                     1997                1996                1995
                                                --------------    ----------------    -----------

Assets:
   Investment property, net                    $    94,703,692    $     98,519,189    $   103,534,360
   Current assets                                    2,798,228           3,275,453          3,318,534
   Other assets                                      4,068,904           4,260,927          3,433,261
                                               ---------------    ----------------    ---------------
       Total Assets                            $   101,570,824    $    106,055,569    $   110,286,155
                                               ===============    ================    ===============

Liabilities and Partners' Equity:
   Current liabilities (includes current
     portion of long term debt)                $     4,083,692    $      3,554,946    $     3,181,041
   Long-term debt                                   58,686,199          59,302,789         59,422,079
   Other debt                                        2,876,908           3,475,208          5,152,338
                                               ---------------    ----------------    ---------------
       Total Liabilities                            65,646,799          66,332,943         67,755,458

Fund's Equity                                       27,000,331          30,144,694         32,391,978
Other Partners' Equity                               8,923,694           9,577,932         10,138,719
                                               ---------------    ----------------    ---------------
Total Liabilities and Partners' Equity         $   101,570,824    $    106,055,569    $   110,286,155
                                               ===============    ================    ===============

         BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

4.   Investments in Local Limited Partnerships (continued)

Summarized Statements of Operations-
for the years ended December 31,

                                                               1997                  1996                  1995
                                                           -------------         -------------         --------


Rental and other revenue                                   $  12,245,232         $  12,310,800         $ 11,088,736
                                                           -------------         -------------         ------------

Expenses:
   Operating                                                   6,745,745             6,189,975            5,393,417
   Interest                                                    5,030,571             5,112,085            4,730,658
   Depreciation and amortization                               4,282,140             4,404,662            3,979,209
                                                           -------------         -------------         ------------
       Total Expenses                                         16,058,456            15,706,722           14,103,284
                                                           -------------         -------------         ------------

Net loss                                                   $  (3,813,224)        $  (3,395,922)        $ (3,014,548)
                                                           =============         =============         ============

Fund's share of net loss                                   $  (3,463,794)        $  (2,967,826)        $ (2,570,732)
                                                           =============         =============         ============
Other Partners' share of net loss                          $    (349,430)        $    (428,096)        $   (443,816)
                                                           =============         =============         ============

For the year ended March 31, 1998, the Fund has not recognized $138,300 of equity in losses relating to one Local Limited Partnership where cumulative equity in losses and cumulative distributions exceeded its total investment in this Local Limited Partnership.

The Fund's equity as reflected by the Local Limited Partnerships of $27,000,331 differs from the Fund's Investments in Local Limited Partnerships before adjustment of $27,258,817 principally because: a) capital contributions made by the Partnership and held in escrow by the Local Limited Partnerships are not currently reflected in the equity of the Local Limited Partnerships and b) the Fund has not recognized $138,300 of equity in losses of one Local Limited Partnership whose equity in losses exceeded its total investment.

The Fund has set aside in an escrow account future capital contributions related to its investment in one Local Limited Partnership. Interest earned on this deposit is payable to the local general partner. At March 31, 1998 and 1997, $27,297 and $13,897, respectively, of interest is included in accounts payable to an affiliate.

5.   Transactions with Affiliates

In accordance with the Partnership Agreement, the Fund is required to pay certain fees to and reimburse expenses of the Managing General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. As of March 31, 1998, commissions, fees and accountable expenses related to the sale of the Units totaling $6,304,898 have been charged directly to Limited Partners' equity. In connection therewith, $4,329,050 of selling expenses and $1,975,848 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the Managing General Partner. The Fund is required to pay a non-accountable expense allowance for marketing expense equal to a maximum of 1% of Gross Proceeds; this allowance has not yet been charged to the Fund. In addition, the Fund has paid $50,000 in organization costs to an affiliate of the Managing General Partner. This cost has been included in the balance sheet. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds.

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

         BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

5.  Transactions with Affiliates (continued)

Approximately $2,567,000 of these fees are classified as capital contributions to Local Limited Partnerships in Note 4 to the Financial Statements. Acquisition expenses totaling $763,950 have been reimbursed to an affiliate of the Managing General Partner.

An affiliate of the Managing General Partner receives the base amount of .571% (as adjusted by the CPI factor) of Gross Proceeds annually as an Asset Management Fee for administering the affairs of the Fund. Asset Management Fees of $286,044, $277,575 and $270,264 have been included in expenses for the years ended March 31, 1998, 1997, and 1996 respectively. Included in accounts payable to affiliates is $266,198 and $264,542 for Asset Management Fees for March 31, 1998 and 1997, respectively.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Fund's operating expenses. Included in general and administrative expenses for the years ended March 31, 1998, 1997 and 1996 is $108,845, $115,310 and $123,712, respectively, that the Fund has paid or accrued for reimbursement for salaries and benefits. The amounts payable for salaries and benefits at March 31, 1998 and 1997 totaled $15,677 and $25,943, respectively.

Upon construction completion in August of 1994, Lansing Management Company ("LMC"), an affiliate of the Managing General Partner, became the management agent for Twin Oaks Meadows. The management fee charged to the property is equal to 5% of the property gross revenues. Included in operating expenses of the summarized income statements in Note 4 to the Financial Statements is $19,530, $19,215 and $17,388 of property management fees at December 31, 1997, 1996 and 1995, respectively.

6.   Commitments

At March 31, 1998, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $658,000. In addition, the Fund has set aside $217,000 for future capital contributions to one Local Limited Partnership.

         BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

7.   Federal Income Taxes

A reconciliation of the loss reported in the Statements of Operations for the fiscal years ended March 31, 1998, 1997 and 1996 to the loss reported for federal income tax purposes for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                   1998           1997             1996
                                                              ------------   ------------      --------


Net Loss per Statements of Operations                         $ (3,626,340)  $ (3,131,087)     $ (2,870,229)

   Adjustment to reflect March 31, fiscal year-end
     to December 31, tax year end                                  112,520       (121,888)           71,877

   Adjustment for equity in losses of Local Limited
     Partnerships  for financial reporting purposes
     over (under) equity in losses for tax purposes             (1,768,498)       839,370          (601,658)

   Adjustment for amortization for financial reporting
     purposes under amortization for tax purposes                  (13,405)        (9,709)           (2,016)

   Related party expenses not paid at December 31,
     not deductible for tax purposes                               193,445        262,410           199,758

   Related party expenses paid in current year
     but expensed for financial reporting purposes
     in prior year                                                (262,410)      (199,758)         (156,174)

   Income not recognized for financial
     reporting purposes                                                  -              -              (610)
                                                              ------------   ------------      ------------

Net Loss for federal income tax purposes                      $ (5,364,688)   $(2,360,662)     $(3,359,052)
                                                              ============   ============      ===========

The differences of the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes as of March 31, 1998 are as follows:

                                                      Financial                  Tax
                                                      Reporting               Reporting
                                                      Purposes                Purposes          Differences


Investments in Local Limited Partnerships          $  28,387,876           $  26,329,967       $   2,057,903
                                                   =============           =============       =============
Other assets                                       $   3,770,432           $  10,039,583       $  (6,269,151)
                                                   =============           =============       =============
Liabilities                                        $     373,104           $      78,560       $     294,544
                                                   =============           =============       =============

The differences in assets and liabilities of the Fund for financial reporting purposes are primarily attributable to: (i) the cumulative equity in loss from Local Limited Partnerships for tax reporting purposes is approximately $2,044,000 greater than for financial reporting purposes, including approximately $138,000 of losses the Fund has not recognized relating to one Local Limited Partnership whose cumulative equity in losses exceeded its total investment; (ii) the amortization of acquisition fees for tax return purposes exceeds financial reporting purposes by approximately $24,000; (iii) approximately $10,000 of cash distributions received from Local Limited Partnerships during the quarter ended March 31, 1998 are not included in the Fund's Investments in Local Limited Partnerships for tax return purposes at December 31, 1997; (iv) organizational and offering costs of approximately

         BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

7.   Federal Income Taxes (continued)

$6,305,000 that have been capitalized for tax reporting purposes are charged to Limited Partners' equity for financial reporting purposes and (v) related party expenses which are deductible for financial reporting purposes of approximately $67,000 are not deductible for tax reporting purposes.

The differences of the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 1997 are as follows:


                                                      Financial                  Tax
                                                      Reporting               Reporting
                                                      Purposes                Purposes          Differences


Investments in Local Limited Partnerships          $  31,792,098           $  31,561,199       $     230,899
                                                   =============           =============       =============
Other Assets                                       $   3,902,551           $  10,145,981       $  (6,243,430)
                                                   =============           =============       =============
Liabilities                                        $     339,322           $      60,823       $     278,499
                                                   =============           =============       =============


The difference in assets and liabilities of the Fund for financial reporting purposes are primary attributable to: (i) the cumulative equity in loss from Local Limited Partnerships for tax reporting purposes is approximately $210,000 greater than for financial reporting purposes; (ii) the amortization of acquisition fees for tax return purposes exceeds financial reporting purposes by approximately $11,000; (iii) approximately $66,000 of cash distributions received from Local Limited Partnerships during the quarter ended March 31, 1997 are not included in the Fund's Investments in Local Limited Partnerships for tax return purposes at December 31, 1996; (iv) organizational and offering costs if approximately $6,305,000 that have been capitalized for tax reporting purposes are charged to Limited Partners' equity for financial reporting purposes and (v) related party expenses which are deductible for financial reporting purposes of approximately $65,000, but which are not deductible for tax reporting purposes.

                                                      COST OF INTEREST AT ACQU'N DATE                          GROSS AMOUNT
                                                                                                                 AT WHICH
                                                                                                                CARRIED AT
                                                                                                               DECEMBER 31,
                                                                                                                   1997
                                                      ------------------------------------                    ---------------
                                                                                           NET IMPROVEMENTS
                              NUMBER       TOTAL                          BUILDINGS /         CAPITALIZED
                                OF        ENCUM-                         IMPROVEMENTS        SUBSEQUENT TO
DESCRIPTION                   UNITS      BRANCES *         LAND           & EQUIPMENT         ACQUISITION          LAND
-----------                   -----      ---------         ----           -----------         -----------          ----

Low and Moderate
   Income Apartment
Complexes
Oak Ridge Apartments              152      $4,119,060        $727,440          $  583,725          $5,703,137      $ 727,440
  Macon, GA
Santa Fe Oaks Phase II            129       3,725,839         382,394             642,179           5,982,140        382,394
  Gainesville, FL
Andrew's Pointe                    57       2,344,035          95,000           3,430,523              64,506         98,994
  Burnsville, MN
Palo Verde II                      60       1,096,357         148,858           2,537,261              11,579        148,858
  Henderson, NY
Woods Lane                        156       3,354,692         312,000           5,817,580              39,600        312,000
  Rogers, AR
Crafton Place                      84       1,677,356         126,001           3,083,929               1,600        126,001
  Fayetteville, AR
Guardian Place                    120       2,975,651         677,786           1,838,034           2,972,628        677,786
  Richmond, VA
Twin Oaks Meadows                  63       1,915,540               0             720,394           2,529,371        307,264
  Lansing, MI
Sunrise Terrace                    52       1,184,337         149,959           2,719,607                   0        149,959
  Madera,CA
Wynmor                            324       5,838,452         324,000           6,553,123           9,134,399      1,247,952
  Brooklyn Park, MN
Citrus Glen                       176       5,442,788         500,000             759,632           9,226,242             10
  Orlando, FL
St. Andrews Pointe                150       4,668,512         491,634           7,349,439             790,926        491,634
  Columbia, SC
Des Moines Street Village          42       1,721,515         300,000           2,223,447             499,047        303,451
  Des Moines, IA
Fountain Lakes                    180       4,218,066         357,800           4,057,935           2,901,615        357,800
  Benton, AR
Fairhaven Manor                    40         948,248         176,182           2,043,351               3,271        176,182
  Burlington, WA
Grand Boulevard                    30       1,906,598          25,580           1,570,044           1,346,267         31,580
  Chicago, IL
Los Claveles II                   180       6,553,050         335,000           6,842,254             142,725        335,000
  Trujilio Alto, PR
Harford Commons                    30       1,736,092          28,000           2,680,017              31,702         28,000
  Baltimore, MD
Springwood (2)                    113       3,931,815         296,280           2,937,028           4,248,155        296,280
  Tallahassee, FL


                             ------------------------------------------------------------------------------------------------

               Totals           2,138     $59,358,003      $5,453,914         $58,389,502         $45,628,910     $6,198,585
                             ================================================================================================



                                                                                              LIFE ON
                                                                                               WHICH
                                  BUILDINGS                                                 DEPRECIATION
                                     AND                         ACCUMULATED      DATE      IS COMPUTED        DATE
DESCRIPTION                     IMPROVEMENTS        TOTAL       DEPRECIATION     BUILT        (YEARS)        ACQUIRED
-----------                     ------------        -----       ------------     -----        -------        --------

Low and Moderate
   Income Apartment Complexes
Oak Ridge Apartments                 $6,286,862     $7,014,302      $1,152,443    8/93        10 & 30        12/31/92
  Macon, GA
Santa Fe Oaks Phase II                6,624,319      7,006,713       1,185,252    5/93        10 & 30        12/31/92
  Gainesville, FL
Andrew's Pointe                       3,491,035      3,590,029         548,897   12/93        7 & 27.5       04/13/92
  Burnsville, MN
Palo Verde II                         2,548,840      2,697,698         386,544   10/93        5 - 27.5       05/19/93
  Henderson, NY
Woods Lane                            5,857,180      6,169,180         980,845    7/93        7 & 27.5       07/30/93
  Rogers, AR
Crafton Place                         3,085,529      3,211,530         527,565    7/93        7 & 27.5       07/30/93
  Fayetteville, AR
Guardian Place                        4,810,662      5,488,448         567,786    8/94         5 - 40        10/07/93
  Richmond, VA
Twin Oaks Meadows                     2,942,501      3,249,765         538,618    8/94      useful lives     10/29/93
  Lansing, MI
Sunrise Terrace                       2,719,607      2,869,566         414,117   11/93      useful lives     11/24/93
  Madera,CA
Wynmor                               14,763,570     16,011,522       2,135,141    9/94      7, 15, & 30      12/22/93
  Brooklyn Park, MN
Citrus Glen                          10,485,864     10,485,874       1,427,962    9/94        5 - 27.5       12/30/93
  Orlando, FL
St. Andrews Pointe                    8,140,365      8,631,999       1,041,907    8/94        10 & 30        01/05/94
  Columbia, SC
Des Moines Street Village             2,719,043      3,022,494         219,779    4/95      useful lives     01/31/94
  Des Moines, IA
Fountain Lakes                        6,959,550      7,317,350       1,066,159    1/94        7 - 27.5       02/02/94
  Benton, AR
Fairhaven Manor                       2,046,622      2,222,804         236,669    2/94       5 - 7 & 40      03/08/94
  Burlington, WA
Grand Boulevard                       2,910,311      2,941,891         250,743    7/95      useful lives     08/03/94
  Chicago, IL
Los Claveles II                       6,984,979      7,319,979         708,901    8/94         8 & 40        08/31/94
  Trujilio Alto, PR
Harford Commons                       2,711,719      2,739,719         193,100   12/95      useful lives     2/28/95
  Baltimore, MD
Springwood (2)                        7,185,183      7,481,463       1,186,206    8/95      useful lives     12/31/94
  Tallahassee, FL


                              -------------------------------------------------

               Totals              $103,273,741   $109,472,326     $14,768,634
                              =================================================


(1) Total aggregate cost for Federal Income Tax purposes is approximately $110,460,000.

(2) Boston Financial Tax Credit Fund VII has a 20% ownership interest in Springwood Apartments, A Limited
Partnership.


                    * Mortgage notes payable  generally  represent  non-recourse financing of low-income housing projects payable with terms of up to 40 years with interest payable at rates ranging from 6.25% to 10.5%. The Fund has not guaranteed any of these mortgage notes payable.

Summary of property owned and accumulated depreciation:

Property Owned December 31, 1997
-------------------------------------------------------------------------------
Balance at beginning of period                                     $109,243,229
   Additions during period:

     Acquisitions                                        175,171
     Improvements etc.                                    53,926
                                                -----------------
                                                                        229,097
  Deductions during period:
Disposition of real estate                                     0
                                                -----------------
                                                                              0
                                                              ------------------
Balance at close of period                                         $109,472,326
                                                              ==================



Property Owned December 31, 1996
--------------------------------------------------------------------------------
Balance at beginning of period                                     $110,075,465
  Additions during period:

     Acquisitions                                              0
     Improvements etc.                                   155,579
                                                -----------------
                                                                        155,579
  Deductions during period:
  Reduction of building due to developer
     fee write off                                     (987,430)
  Disposition of real estate                               (385)
                                                -----------------
                                                                       (987,815)
                                                              ------------------
Balance at close of period                                         $109,243,229
                                                              ==================



Property Owned December 31, 1995
--------------------------------------------------------------------------------
Balance at beginning of period                                     $100,659,642
  Additions during period:

     Acquisitions                                      8,778,830
     Improvements etc.                                 1,937,926
                                                -----------------
                                                                     10,716,756
  Deductions during period
Disposition of real estate                           (1,300,933)
                                                -----------------
                                                                     (1,300,933)
                                                              ------------------
Balance at close of period                                          $110,075,465
                                                              ==================

Accumulated Depreciation December 31, 1997
-----------------------------------------------------------
Balance at beginning of period                 $10,724,040
  Additions during period:
     Depreciation                                4,044,594
                                             --------------
Balance at close of period                     $14,768,634
                                             ==============
Accumulated Depreciation December 31, 1996
-----------------------------------------------------------
Balance at beginning of period                 $ 6,540,475
   Additions during period:
     Depreciation                                4,183,565
                                             --------------
Balance at close of period                     $10,724,040
                                             ==============

Accumulated Depreciation December 31, 1995
-----------------------------------------------------------
Balance at beginning of period                 $ 2,742,246
Additions during period:
     Depreciation                                3,798,229
                                             --------------
Balance at close of period                     $ 6,540,475
                                             ==============

       BOSTON FINANCIAL TAX CREDIT FUND VII
              (A Limited Partnership)

             Annual Report on form 10-K
           For The Year Ended March 31, 1998
            Reports of Independent Auditors

 [Letterhead]

[LOGO]
KPMG Peat Marwick LLP
Atlanta, GA

           Independent Auditors Report

The Partners
Springwood Apartments,
A Limited Partnership:


We have audited the accompanying balance sheets of Springwood Apartments, A Limited Partnership as of December 31, 1997 and 1996, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springwood Apartments, A Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
February 16, 1998

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

/s/ KPMG Peat Marwick LLP
February 16, 1996

[Letterhead]

[LOGO]
Reznick Fedder & Silverman

To the Partners
BHP/Harford Commons Limited Partnership
Baltimore, Maryland

INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheet of BHP/Harford Commons Limited Partnership as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BHP/Harford Commons Limited Partnership as of December 31, 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 32 is presented for purposes of additional analysis and is not a required part of the basic financial statements Such information, except for that portion marked "unaudited", on which we express no opinion, has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Guide for Audits of HUD Programs, we have also issued reports dated February 5, 1998, on our consideration of BHP/Harford Commons Limited Partnership's internal control structure and on its compliance with specific requirements applicable to CDA programs, fair housing and nondiscrimination, laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman
Federal Employer
Identification Number:
52-1088612

Baltimore, Maryland
February 5, 1998

Audit Principal: William T. Riley, Jr.

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

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 31 is presented for purposes of additional analysis and is not a required part of the basic financial statements Such information, except for that portion marked "unaudited", on which we express no opinion, has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Guide for Audits of HUD Programs, we have also issued reports dated February 28, 1997, on our consideration of BHP/Harford Commons Limited Partnership's internal control structure and on its compliance with specific requirements applicable to CDA programs, affirmative fair housing, and laws and regulations applicable to the financial statements.

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

[Letterhead]

[LOGO]
KEVANE, PETERSON SOTO & PASARELL

INDEPENDENT AUDITORS' REPORT

To the Partners of
LOS CLAVELES, S.E. LIMITED PARTNERSHIP            HUD Field Office Director
San Juan, Puerto Rico                             San Juan, Puerto Rico


    We have audited the accompanying statements of financial position of LOS CLAVELES, S.E. LIMITED PARTNERSHIP, FHA Project No. RQ-46-E-005-019 (a Limited Partnership) as of December 31, 1997 and 1996, and the related statements of loss, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LOS CLAVELES, S.E. Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in this report (shown as Exhibits A though H) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of HUD Project No. RQ46-E-005-019. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. In accordance with Government Auditing Standards, we have also issued a report dated February 10,1998, on our consideration of the projects' internal control structure and a report dated February 10, 1998, on its compliance with laws and regulations.

/s/ Kevane, Peterson, Soto & Pasarell
San Juan, Puerto Rico
February 10, 1998,

[Letterhead]

[LOGO]
KEVANE, PETERSON SOTO & PASARELL


INDEPENDENT AUDITORS' REPORT

To the Partners of
LOS CLAVELES, S.E. LIMITED PARTNERSHIP            HUD Field Office Director
San Juan, Puerto Rico                             San Juan, Puerto Rico


    We have audited the accompanying statements of financial position of LOS CLAVELES, S.E. LIMITED PARTNERSHIP, FHA Project No. RQ-46-E-005-019 (a Limited Partnership) as of December 31, 1996 and 1995, and the related statements of loss, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LOS CLAVELES, S.E. Limited Partnership as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in this report (shown as Exhibits A though H) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of HUD Project No. RQ46-E-005-19. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. In accordance with Government Auditing Standards, we have also issued a report dated February 5,1997, on our consideration of the projects' internal control structure and a report dated February 5, 1997, on its compliance with laws and regulations.

/s/ Kevane, Peterson, Soto & Pasarell
San Juan, Puerto Rico
February 5, 1997,

[Letterhead]

[LOGO]
KEVANE, PETERSON SOTO & PASARELL


INDEPENDENT AUDITORS' REPORT

To the Partners of
LOS CLAVELES, S.E. LIMITED PARTNERSHIP            HUD Field Office Director
San Juan, Puerto Rico                             San Juan, Puerto Rico


    We have audited the accompanying statements of financial position of LOS CLAVELES, S.E. LIMITED PARTNERSHIP, FHA Project No. RQ-46-E-005-019 (a Limited Partnership) as of December 31, 1995, and the related statements of loss, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LOS CLAVELES, S.E. Limited Partnership as of December 31, 1995, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in this report (shown as Exhibits A though H) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of HUD Project No. RQ46-E-005-19. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. In accordance with Government Auditing Standards, we have also issued a report dated February 9,1996, on our consideration of the projects' internal control structure and a report dated February 9, 1996, on its compliance with laws and regulations.

/s/ Kevane, Peterson, Soto & Pasarell
San Juan, Puerto Rico February 9, 1996, except for note 13 which is dated April 8, 1996.

[Letterhead]

[LOGO]
Haran & Associates Ltd
Certified Public Accountants


INDEPENDENT AUDITORS' REPORT

To the Partners
GRAND BOULEVARD RENAISSANCE I LIMITED PARTNERSHIP
Chicago, Illinois

We have audited the accompanying balance sheet of GRAND BOULEVARD RENAISSANCE I LIMITED PARTNERSHIP, (a Limited Partnership) as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GRAND BOULEVARD RENAISSANCE I LIMITED PARTNERSHIP as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

January 21, 1998

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

February 2, 1996

[Letterhead]

[LOGO]
Hoekstra & Hoekstra
Certified Public Accountants


To the Partners of
Fairhaven Manor Limited Partnership


We have audited the accompanying balance sheet of Fairhaven Manor Limited Partnership as of December 31, 1997, and the related statements of income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Organization's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairhaven Manor Limited Partnership as of December 31, 1997, and the results of its operations for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of supplementary information on page 14 is presented for the purposes of additional information and is not a part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Hoekstra & Hoekstra
Mount Vernon, Washington               Hoekstra & Hoekstra
February 6, 1998                             Certified Public Accountants

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

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of supplementary information on page 14 is presented for the purposes of additional information and is not a part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

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

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of supplementary information on page 14 is presented for the purposes of additional information and is not a part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Hoekstra & Hoekstra
Mount Vernon, Washington               Hoekstra & Hoekstra
February 1, 1996                             Certified Public Accountants

 [Letterhead]

[LOGO]
Rick J. Tanneberger
Certified Public Accountant

Independent Auditor's Report

The Partners
Fountain Lakes, A Limited Partnership

We have audited the accompanying balance sheets of Fountain Lakes, A Limited Partnership, as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fountain Lakes, A Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR
January 26, 1998

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

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented on page 11 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR
February 13, 1997

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

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented on page 11 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR
February 12, 1996

 [Letterhead]

[LOGO]
VMcHC&S Vroman, McGowen, Hurst, Clark & Smith, P.C.
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Des Moines Street Associates, L.P.
Des Moines, Iowa

We have audited the accompanying balance sheets of Des Moines Street Associates, L.P., (a limited partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Des Moines Street Associates, L.P., as of December 31, 1997 and 1996, and the results of its operations, changes in its partners' capital and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/S/ Vroman, McGowen, Hurst, Clark & Smith, P.C.
Des Moines, Iowa
January 31, 1998

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

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP
Atlanta, GA

Independent Auditor's Report

The Partners
St. Andrews Pointe Apartments,
A Limited Partnership:

We have audited the accompanying balance sheets of St. Andrews Pointe Apartments, A Limited Partnership, as of December 31, 1997 and 1996, and the related statements of loss, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Andrews Pointe Apartments, A Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

February 16, 1998

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

[LOGO]
Deloitte & Touche LLP
Orlando, FL

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partners of
Affordable/Citrus Glen, Ltd.:

We have audited the accompanying balance sheet of Affordable/Citrus Glen, Ltd. (a Florida Limited Partnership) as of December 31, 1997, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable/Citrus Glen, Ltd. (a Florida Limited Partnership) as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
January 6, 1998

[Letterhead]

[LOGO]
Deloitte & Touche LLP
Orlando, FL

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

[LOGO]
Deloitte & Touche LLP
Orlando, FL

INDEPENDENT AUDITOR'S REPORT


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

/s/ Deloitte & Touche LLP
February 2, 1996

[Letterhead]

[LOGO]
MAHONEY
ULBRICH
CHRISTIANSEN
RUSS P.A.

To the Partners
Eden Park Limited Partnership
Saint Paul, Minnesota


INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of Eden Park Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eden Park Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Mahoney Ulbrich
Christiansen Russ P.A.
Saint Paul, Minnesota
February 3, 1998

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/Mahoney Ulbrich
Christiansen Russ P.A.
Saint Paul, Minnesota
February 8, 1996

[Letterhead]

[LOGO]
Reznick Fedder & Silverman
Boston, MA

To the Partners of
Madera Sunrise Terrace Limited Partnership

INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of Madera Sunrise Terrace Limited Partnership as of December 31, 1997, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Madera Sunrise Terrace Limited Partnership for the year ended December 31, 1996 were audited by other auditors whose report, dated January 25, 1997 expressed an unqualified opinion on those statements

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Madera Sunrise Terrace Limited Partnership as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Reznick Fedder & Silverman
January 15, 1998

[Letterhead]

[LOGO]
NOVOGRADAC
& COMPANY

To the Partners of
Madera Sunrise Terrace Limited Partnership


INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of Madera Sunrise Terrace Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of thePartnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/Novogradac & Company LLP
Madera, CA
January 25, 1997

[Letterhead]

[LOGO]
NOVOGRADAC
& COMPANY

To the Partners of
Madera Sunrise Terrace Limited Partnership

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

/s/Novogradac & Company LLP
Madera, CA
January 29, 1996

[Letterhead]

[LOGO]
Kirschner Hutton Perlin, P.C.
Certified Public Accountants
Southfield, Michigan

Independent Auditors Report
January 26, 1998

Partners
Twin Oaks Meadows Limited Dividend Housing
Association Limited Partnership


We have audited the accompanying balance sheet of Twin Oaks Meadows Limited Dividend Housing Association Limited Partnership, MSHDA Project No. 915, as of December 31, 1997 and 1996, and the related statements of profit and loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twin Oaks Meadows Limited Dividend Housing Association Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 1998, on our consideration of Twin Oaks Meadows Limited Dividend Housing Association Limited Partnership's internal control structure and a report dated January 26, 1998, on its compliance with laws and regulations.

/s/Kirschner Hutton Perlin, P.C.

[Letterhead]

[LOGO]
Kirschner Hutton Perlin, P.C.
Certified Public Accountants
Southfield, Michigan

Independent Auditors Report
January 30, 1997

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

 [Letterhead]

[LOGO]
ERNST & YOUNG LLP

Report of Independent Auditors

The Partners
Guardian Place Limited Partnership


We have audited the accompanying balance sheets of Guardian Place Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guardian Place Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Ernst & Young LLP
Birmingham , Alabama
January 20, 1998

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

/s/Ernst & Young LLP
Birmingham, Alabama
January 27, 1997

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

/s/Ernst & Young LLP
Birmingham, Alabama
January 31, 1996

 [Letterhead]

[LOGO]
Rick J. Tanneberger
Certified Public Accountant

Independent Auditor's Report

The Partners
Woods Lane, A Limited Partnership

We have audited the accompanying balance sheets of Woods Lane, A Limited Partnership, as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woods Lane, A Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR
January 28,  1998

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

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR
January 27, 1997

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

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR
January 27, 1996

[Letterhead]

[LOGO]
Rick J. Tanneberger
Certified Public Accountant

Independent Auditor's Report

The Partners
Crafton Place, A Limited Partnership

We have audited the accompanying balance sheets of Crafton Place, A Limited Partnership, as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crafton Place, A Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presentedon page 11 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR
February 21, 1998

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

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presentedon page 11 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR
February 5, 1997

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

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presentedon page 11 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR
February 10, 1996

[Letterhead]

[LOGO]
Brotemarkle & Sadd
Glendale, CA
February 12,1998

Palo Verde II
A Nevada Limited Partnership
Bakersfield, California

We have audited the accompanying balance sheet of Palo Verde II, A Nevada Limited Partnership (Palo Verde II or the Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palo Verde II as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Brotemarkle & Sadd
Glendale, CA

[Letterhead]

[LOGO]
Brotemarkle & Sadd
Glendale, CA

February 19,1997

Palo Verde II
A Nevada Limited Partnership
Bakersfield, California


We have audited the accompanying balance sheet of Palo Verde II, A Nevada Limited Partnership (Palo Verde II or the Partnership) as of December 31, 1996, and the related statement of operations, partners' capital (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Palo Verde II as of December 31,1995, were audited by other auditors whose report dated February 8, 1996, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palo Verde II as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Brotemarkle & Sadd
Glendale, CA

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

/s/Ernst & Young LLP
Glendale, CA
February 8, 1996

[Letterhead]

[LOGO]
BERC
& FOX LIMITED
Certified Public Accountants

Independent Auditors' Report

To the Partners,
Andrew's Pointe Limited Partnership


We have audited the accompanying balance sheets of ANDREW'S POINTE LIMITED PARTNERSHIP (a Minnesota Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andrew's Pointe Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Berc & Fox Limited
MINNEAPOLIS, MINNESOTA
February 2, 1998

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

 [Letterhead]

[LOGO]
KPMG Peat Marwick LLP


Independent Auditors' Report

The Partners
Santa Fe Oaks Phase II, A Limited Partnership:


We have audited the accompanying balance sheets of Santa Fe Oaks Phase II, A Limited Partnership as of December 31, 1997 and 1996, and the related statements of loss, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Fe Oaks Phase II, A Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/KPMG PEAT MARWICK LLP
Atlanta, GA
FEBRUARY 16, 1998

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

/s/KPMG PEAT MARWICK LLP
Atlanta, GA
FEBRUARY 14, 1997

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

/s/KPMG PEAT MARWICK LLP
Atlanta, GA
FEBRUARY 9, 1996

[Letterhead]

[LOGO]
KPMG Peat Marwick LLP

Independent Auditors' Report

The Partners
Oak Ridge Apartments, A Limited Partnership:


We have  audited the  accompanying  balance  sheets of Oak Ridge  Apartments,  A
Limited Partnership, as of December 31, 1997 and 1996, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Ridge Apartments, A Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/KPMG PEAT MARWICK LLP
Atlanta, GA
FEBRUARY 16, 1998

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

/s/KPMG PEAT MARWICK LLP
Atlanta, GA
FEBRUARY 3, 1997

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

/s/KPMG PEAT MARWICK LLP
Atlanta, GA
FEBRUARY 9, 1996