Form 10-Q
period 1998-06-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 1998-08-13
CIK 892342

August 13, 1998




Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-Q for Quarter Ended June 30, 1998
        File No. 0-24584



Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of subject report.


Very truly yours,



/s/Dianne Groark

Dianne Groark
Assistant Controller





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

For the quarterly period ended                   June 30, 1998

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                  to
                               ----------------     --------------------

For Quarter Ended         June 30, 1998      Commission file number   0-24584
                  ----------------------                            -----------

          Boston Financial Tax Credit Fund VII, A Limited Partnership
          -------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                   Massachusetts                         04-3166203
       ------------------------------       -----------------------------------
      (State or other jurisdiction of       (I.R.S. EmployerIdentification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                       02110-1106
  ---------------------------------------                      ------------
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
                                                           ---------------

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

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                       Page No.
------------------------------                                       --------

Item 1.   Financial Statements

          Balance Sheets - June 30, 1998 (Unaudited)
               and March 31, 1998                                           1

          Statements of Operations (Unaudited) -
               For the Three Months Ended June 30, 1998 and 1997            2

          Statement of Changes in Partners' Equity (Deficiency)
               (Unaudited) - For the Three Months Ended June 30, 1998       3

          Statements of Cash Flows (Unaudited) -
               For the Three Months Ended June 30, 1998 and 1997            4

          Notes to Financial Statements (Unaudited)                         5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                7

PART II - OTHER INFORMATION

Items 1-6                                                                   9

SIGNATURE                                                                   10

                     BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)



                                 BALANCE SHEETS

                                                                                  June 30,            March 31,
                                                                                    1998                1998
                                                                                  (Unaudited)
Assets
Cash and cash equivalents                                                       $     382,532      $     375,168
Marketable securities, at fair value                                                3,191,592          3,106,645
Restricted cash                                                                       256,003            252,555
Investments in Local Limited Partnerships (Note 1)                                 27,370,520         28,387,876
Other assets                                                                           43,323             36,064
                                                                                -------------      -------------
       Total Assets                                                             $  31,243,970      $  32,158,308
                                                                                =============      =============


Liabilities and Partners' Equity
Accounts payable to affiliates                                                  $     376,760      $     309,172
Accounts payable and accrued expenses                                                  37,191             63,932
                                                                                -------------      -------------
       Total Liabilities                                                              413,951            373,104
                                                                                -------------      -------------

Commitments (Note 3)

General, Initial and Investor Limited Partners' Equity                             30,818,686         31,779,079
Net unrealized gains on marketable securities                                          11,333              6,125
                                                                                -------------      -------------
       Total Partners' Equity                                                      30,830,019         31,785,204
                                                                                -------------      -------------
       Total Liabilities and Partners' Equity                                   $  31,243,970      $  32,158,308
                                                                                =============      =============
The  accompanying  notes  are an  integral  part of  these financial statements.



                         BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                For the Three Months Ended June 30, 1998 and 1997



                                                                                       1998             1997
                                                                                  -------------    -------------
Revenue:
   Investment                                                                     $      49,353    $      48,581
   Other                                                                                  7,883           17,342
                                                                                  -------------    -------------
     Total Revenue                                                                       57,236           65,923
                                                                                  -------------    -------------

Expenses:
   General and administrative (includes reimbursements
     to an affiliate in the amounts of $21,383 and $34,147, respectively)                59,903           65,117
   Asset management fee, related party                                                   72,753           71,097
   Amortization                                                                           8,046           11,432
                                                                                  -------------    -------------
     Total Expenses                                                                     140,702          147,646
                                                                                  -------------    -------------

Loss before equity in losses of
   Local Limited Partnerships                                                           (83,466)         (81,723)
Equity in losses of Local Limited Partnerships (Note 1)                                (876,927)        (784,603)
                                                                                  -------------    -------------

Net Loss                                                                          $    (960,393)   $    (866,326)
                                                                                  =============    =============

Net Loss allocated:
   To General Partners                                                            $      (9,604)   $      (8,663)
   To Limited Partners                                                                 (950,789)        (857,663)
                                                                                  -------------    -------------
                                                                                  $    (960,393)   $    (866,326)
                                                                                  =============    =============

Net Loss per Limited Partnership Unit
   (50,930 Units)                                                                 $      (18.67)   $      (16.84)
                                                                                  =============    =============

The  accompanying  notes  are an  integral  part of  these financial statements.

                       BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                    For the Three Months Ended June 30, 1998



                                                   Initial         Investor             Net
                                    General        Limited          Limited         Unrealized
                                    Partners       Partner         Partners            Gains              Total

Balance at March 31, 1998          $   (126,530)   $ 5,000      $  31,900,609         $   6,125      $   31,785,204

Net change in net unrealized
   gains on marketable securities
   available for sale                         -          -                  -             5,208               5,208

Net Loss                                 (9,604)         -           (950,789)               -             (960,393)
                                   ------------    -------      -------------         ---------      --------------

Balance at June 30, 1998           $   (136,134)   $ 5,000      $  30,949,820         $  11,333      $   30,830,019
                                   ============    =======      =============         =========      ==============

The  accompanying  notes  are an  integral  part of  these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                For the Three Months Ended June 30, 1998 and 1997



                                                                                      1998               1997
                                                                                  -------------    -------------

Net cash used for operating activities                                            $     (41,452)   $     (17,214)
                                                                                  -------------    -------------

Cash flows from investing activities:
    Purchases of marketable securities                                                 (599,248)        (397,672)
    Proceeds from sales and maturities of
       marketable securities                                                            519,129          530,507
    Restricted cash                                                                      (3,448)          (2,866)
    Investments in Local Limited Partnerships                                                 -          (94,000)
    Cash distributions received from Local
       Limited Partnerships                                                             132,383            3,758
                                                                                  -------------    -------------
Net cash provided by investing activities                                                48,816           39,727
                                                                                  -------------    -------------

Net increase in cash and cash equivalents                                                 7,364           22,513

Cash and cash equivalents, beginning of period                                          375,168          373,729
                                                                                  -------------    -------------

Cash and cash equivalents, end of period                                          $     382,532    $     396,242
                                                                                  =============    =============

The accompanying notes are an integral part of these financial statements.


                     BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)


                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's 10-K for the year ended March 31, 1998. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 1998 and 1997.

1.   Investments in Local Limited Partnerships

The Fund has acquired interests in nineteen Local Limited Partnerships which own and operate multi-family housing complexes. The Fund, as Investor Limited Partner, pursuant to the various Local Limited Partnership Agreements, has generally acquired a 99% interest, with the exception of Springwood which is a 19.80% interest, in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships at June 30, 1998:


Capital Contributions paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of
   Local Limited Partnerships                                                                      $  39,289,152

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $209,547)                                                                  (12,468,475)

Cash distributions received from Local Limited Partnerships                                             (571,170)
                                                                                                   -------------

Investments in Local Limited Partnerships before adjustments                                          26,249,507

Excess of investment cost over the underlying net assets acquired:

   Acquisition fees and expenses                                                                       1,252,338

   Accumulated amortization of acquisition fees and expenses                                            (131,325)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $  27,370,520
                                                                                                   =============

The Fund's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 1998 is $948,174. For the three months ended June 30, 1998, the Fund has not recognized $71,247 of equity in losses relating to one Local Limited Partnership where cumulative equity in losses exceeded its total investment in the Local Limited Partnership.

                     BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS(Continued)
                                   (Unaudited)


2.   Effect of Recently Issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Fund has adopted the new standard effective April 1, 1998. The adoption of this standard had no effect on the Fund's net income or partner's equity. Comprehensive loss was $955,185 and $836,847 for the quarters ended June 30, 1998 and 1997, respectively. Comprehensive loss includes the change in net unrealized gains and losses on marketable securities available for sale of $5,208 and $29,479 for the quarters ended June 30, 1998 and 1997, respectively.

3.   Commitments

At June 30, 1998, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $658,000. In addition, the Fund has set aside $217,000 for future capital contributions to one Local Limited Partnership.

                       BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At June 30, 1998, the Fund had cash and cash equivalents of $382,532, compared with $375,168 at March 31, 1998. The increase is primarily attributable to cash distributions received from Local Limited Partnerships. This increase is partially offset by purchases of marketable securities in excess of proceeds from sales and maturities of marketable securities and cash used for operating activities.

As of June 30, 1998, approximately $2,533,000 of marketable securities has been designated as Reserves by the Managing General Partner. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits if the Managing General Partner deems such funding appropriate.

At June 30, 1998, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $658,000. In addition, the Fund has set aside $217,000 for future capital contributions to one Local Limited Partnership.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 1998, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to voluntarily provide such funds in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made in the three months ended June 30, 1998.

Results of Operations

The Fund's results of operations for the three months ended June 30, 1998 resulted in a net loss of $960,393, as compared to a net loss of $866,326 for the same period in 1997. The increase in net loss is primary attributable to an increase in equity in losses of Local Limited Partnerships and a decrease in other revenue. Equity in losses of Local Limited Partnerships increased due to an increase in general operating expenses of the Local Limited Partnerships, partially offset by an increase in rental revenues due to an improvement in local rental markets. Other revenue decreased as a result of a decrease in escrow interest paid to the Fund from Local Limited Partnerships.

                       BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Property Discussions

The Fund is invested in nineteen Local Limited Partnerships which own nineteen properties located in twelve states and Puerto Rico. Fifteen of the properties, consisting of 1574 units, were new construction, and four of the properties, consisting of 564 units, were rehabilitated. All properties have completed construction or rehabilitation and initial lease-up.

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, has been experiencing operating difficulties and is unable to achieve debt service coverage. These difficulties are mainly due to poor collections from tenants. On April 1, 1998, a new management agent was brought in to monitor property operations and increase tenant collections. Occupancy as of June 30, 1998 was 93%. The Managing General Partner will be working closely with the Local General Partner and new management agent to monitor operations.

As previously reported, Los Claveles II, located in Trujillio Alto, Puerto Rico, continues to experience operating difficulties due to ongoing capital repair needs and management issues. In 1996, an affiliate of the Managing General Partner of the Fund successfully negotiated with the Local General Partners, lender and local housing authority to replace the management agent for Los Claveles II as well as its neighboring property, Los Claveles I. By consolidating management, the Managing General Partner feels that it can achieve greater control over both sites and attain certain operating efficiencies that will benefit both properties. The new management agent assumed responsibility for the property in December 1996 and has successfully obtained Section 8 subsidy increases. The Local General Partners agreed to step down voluntarily and will be replaced by an unaffiliated general partner, once the workout plan is approved by the lender. In addition, the Local General Partners executed a delegation agreement which grants authority to an affiliate of the Managing General Partner to implement the capital improvement plan and complete negotiations with the lender. Negotiations with the lender are ongoing, however, no agreement has been reached to date. The lender continues to indicate its willingness to work with the Managing General Partner and management agent to improve operations and cure defaults.

Oak Ridge, located in Macon, Georgia, has been experiencing operating difficulties due to low occupancy. Occupancy as of June 30, 1998 was 64%. A new on-site manager was recently hired to enhance tenant screening and marketing efforts. The Managing General Partner will be working closely with the management agent and Local General Partner to discuss property operations and marketing efforts.

Woods Lane, located in Rogers, Arkansas, has been suffering from poor occupancy due to local competition. Occupancy as of June 30, 1998 was 55%. A new management team was recently hired to step-up the marketing efforts, review rent concessions, install a resident referral plan and monitor competing rent levels. In addition, capital improvements have recently been completed which include exterior painting, carpet replacement and landscaping and grounds improvement. The Managing General Partner will closely monitor the new management agent and also review possible debt restructuring. The Managing General Partner is currently funding operating deficits.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 1998.

                       BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 13, 1998                BOSTON FINANCIAL TAX CREDIT FUND VII,
                                       A LIMITED PARTNERSHIP


                                   By: Arch Street VII, Inc.,
                                       its Managing General Partner




                                       /s/Randolph G. Hawthorne
                                       Randolph G. Hawthorne
                                       Managing Director, Vice President and
                                       Chief Operating Officer