Form 10-Q
period 1998-09-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 1998-11-09
CIK 892342

November 9, 1998








Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-Q for Quarter Ended September 30, 1998
        File No. 0-24584



Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of subject report.


Very truly yours,



/s/Stephen Guilmette

Stephen Guilmette
Assistant Controller





TC7-Q2.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1998
                                    -------------------------------------

                                        OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                 to
                              ----------------    ----------------------

Commission file number           0-24584
                         ----------------------


         Boston Financial Tax Credit Fund VII, A Limited Partnership
     ----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


         Massachusetts                                      04-3166203
   --------------------------------                     -----------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)



   101 Arch Street, Boston, Massachusetts                   02110-1106
------------------------------------------                 -------------
  (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code     (617) 439-3911
                                                      -----------------


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

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1.   Financial Statements

          Balance Sheets - September 30, 1998 (Unaudited)
               and March 31, 1998                                           1

          Statements of Operations (Unaudited) -
               For the Three and Six Months Ended
               September 30, 1998 and 1997                                  2

          Statement of Changes in Partners' Equity (Deficiency)
               (Unaudited) - For the Six Months Ended
               September 30, 1998                                           3

          Statements of Cash Flows (Unaudited) -
               For the Six Months Ended September 30, 1998 and 1997         4

          Notes to Financial Statements (Unaudited)                         5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                7

PART II - OTHER INFORMATION

Items 1-6                                                                   9

SIGNATURE                                                                   10

                    BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)


                                 BALANCE SHEETS

                                                                                September 30,         March 31,
                                                                                    1998                1998
                                                                                  (Unaudited)
Assets
Cash and cash equivalents                                                       $     499,766      $     375,168
Marketable securities, at fair value                                                2,917,200          3,106,645
Restricted cash                                                                       259,499            252,555
Investments in Local Limited Partnerships (Note 1)                                 26,556,574         28,387,876
Other assets                                                                           35,268             36,064
                                                                                -------------      -------------
       Total Assets                                                             $  30,268,307      $  32,158,308
                                                                                =============      =============


Liabilities and Partners' Equity
Accounts payable to affiliates                                                  $     227,872      $     309,172
Accounts payable and accrued expenses                                                  37,024             63,932
                                                                                -------------      -------------
       Total Liabilities                                                              264,896            373,104
                                                                                -------------      -------------

Commitments (Note 3)

General, Initial and Investor Limited Partners' Equity                             29,964,095         31,779,079
Net unrealized gains on marketable securities                                          39,316              6,125
                                                                                -------------      -------------
       Total Partners' Equity                                                      30,003,411         31,785,204
                                                                                -------------      -------------
       Total Liabilities and Partners' Equity                                   $  30,268,307      $  32,158,308
                                                                                =============      =============

The accompanying notes are an integral part of these financial statements.

                   BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
         For the Three and Six Months Ended September 30, 1998 and 1997



                                             Three Months Ended                          Six Months Ended
                                      September 30,        September 30,          September 30,     September 30,
                                          1998                 1997                   1998               1997
                                      -------------        -------------         -------------     --------------

Revenue:
   Investment                          $    51,814          $    51,514           $    101,167      $    100,095
   Other                                    13,110                7,148                 20,993            24,490
                                       -----------          -----------           ------------      ------------
       Total Revenue                        64,924               58,662                122,160           124,585
                                       -----------          -----------           ------------      ------------

Expenses:
   Asset management fee,
    related party                           72,753               71,097                145,506           142,194
   General and administrative
    (includes reimbursements
    to an affiliate in the amounts
    of $42,885 and $56,645 in
    1998 and 1997, respectively)            47,342               46,354                107,245           111,471
   Amortization                              8,045               11,435                 16,091            22,867
                                       -----------          -----------           ------------      ------------
       Total Expenses                      128,140              128,886                268,842           276,532
                                       -----------          -----------           ------------      ------------

Loss before equity in losses
    of Local Limited Partnerships          (63,216)             (70,224)              (146,682)         (151,947)

Equity in losses of
   Local Limited Partnerships             (791,375)            (651,586)            (1,668,302)       (1,436,189)
                                       -----------          -----------           ------------      ------------

Net Loss                               $  (854,591)         $  (721,810)          $ (1,814,984)     $ (1,588,136)
                                       ===========          ===========           ============      ============


Net Loss allocated:
   To General Partners                 $    (8,546)         $    (7,218)          $    (18,150)     $    (15,881)
   To Limited Partners                    (846,045)            (714,592)            (1,796,834)       (1,572,255)
                                       -----------          -----------           ------------      ------------
                                       $  (854,591)         $  (721,810)          $ (1,814,984)     $ (1,588,136)
                                       ===========          ===========           ============      ============

Net Loss per Limited
   Partnership Unit
   (50,930 Units)                      $    (16.61)         $    (14.03)          $     (35.28)     $    (30.87)
                                       ===========          ===========           ============      ===========


The accompanying notes are an integral part of these financial statements.

                   BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Six Months Ended September 30, 1998



                                                   Initial         Investor             Net
                                     General       Limited          Limited         Unrealized
                                     Partners      Partner         Partners            Gains              Total

Balance at March 31, 1998          $   (126,530)   $ 5,000      $  31,900,609       $     6,125      $   31,785,204
                                   ------------    -------      -------------       -----------      --------------

Comprehensive Loss:
   Net Income (Loss)                    (18,150)         -         (1,796,834)                -          (1,814,984)
   Change in net unrealized
     gains on marketable securities
     available for sale                       -          -                  -            33,191              33,191
                                   ------------    -------      -------------       -----------      --------------
Comprehensive Loss                      (18,150)         -         (1,796,834)           33,191          (1,781,793)
                                   ------------    -------      -------------       -----------      --------------

Balance at September 30, 1998      $   (144,680)   $5,000       $  30,103,775       $    39,316      $   30,003,411
                                   ============    =======      =============       ===========      ==============


The accompanying notes are an integral part of these financial statements.

                   BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Six Months Ended September 30, 1998 and 1997



                                                                                      1998               1997
                                                                                  -------------    -------------

Net cash used for operating activities                                            $    (246,331)   $    (141,824)
                                                                                  -------------    -------------

Cash flows from investing activities:
    Purchases of marketable securities                                               (1,048,095)      (1,047,470)
    Proceeds from sales and maturities of
       marketable securities                                                          1,272,115        1,265,084
    Investments in Local Limited Partnerships                                                 -          (94,000)
    Cash distributions received from Local
       Limited Partnerships                                                             146,909           48,438
                                                                                  -------------    -------------
Net cash provided by investing activities                                               370,929          172,052
                                                                                  -------------    -------------

Net increase in cash and cash equivalents                                               124,598           30,228

Cash and cash equivalents, beginning of period                                          375,168          373,729
                                                                                  -------------    -------------

Cash and cash equivalents, end of period                                          $     499,766    $     403,957
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

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)



                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's 10-K for the year ended March 31, 1998. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year. Certain amounts in prior year's financial statements have been reclassified herein to conform to the current year presentation.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 1998 and 1997.

1.   Investments in Local Limited Partnerships

The Fund has acquired interests in nineteen Local Limited Partnerships which own and operate multi-family housing complexes. The Fund, as Investor Limited Partner, pursuant to the various Local Limited Partnership Agreements, has acquired a 99% interest, with the exception of Springwood, which is a 19.80% interest, in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships at September 30, 1998:


Capital Contributions paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of
   Local Limited Partnerships                                                                      $  39,289,152

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $319,843)                                                                 (13,259,850)

Cash distributions received from Local Limited Partnerships                                             (585,696)
                                                                                                   -------------

Investments in Local Limited Partnerships before adjustments                                          25,443,606

Excess of investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                       1,252,338

   Accumulated amortization of acquisition fees and expenses                                            (139,370)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $  26,556,574
                                                                                                   =============

The Fund's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 1998 is $1,849,845. For the six months ended September 30, 1998, the Fund has not recognized $181,543 of equity in losses relating to one Local Limited Partnership where cumulative equity in losses exceeded its total investment in the Local Limited Partnership.

                   BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


2.   Effect of Recently Issued Accounting Standard

In June, 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The Statement, which is effective for fiscal years beginning after December 15, 1997, requires that the Fund display an amount representing total comprehensive income for the period in its financial statements. The Fund adopted the new standard effective April 1, 1998.

3.   Commitments

At September 30, 1998, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria set forth in the Local Limited Partnership Agreements and total approximately $658,000. In addition, the Fund has set aside $217,000 for future capital contributions to one Local Limited Partnership.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At September 30, 1998, the Fund had cash and cash equivalents of $499,766, compared with $375,168 at March 31, 1998. The increase is primarily attributable to proceeds from sales and maturities of marketable securities in excess purchases of marketable securities. This increase is partially offset by cash used for operating activities.

As of September 30, 1998, approximately $2,529,000 of marketable securities has been designated as Reserves by the Managing General Partner. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits if the Managing General Partner deems such funding appropriate.

At September 30, 1998, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria set forth in the Local Limited Partnership Agreements and total approximately $658,000. In addition, the Fund has set aside $217,000 for future capital contributions to one Local Limited Partnership.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 1998, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to voluntarily provide such funds in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the six months ended September 30, 1998.

Results of Operations

The Fund's results of operations for the three and six months ended September 30, 1998 resulted in a net loss of $854,591 and $1,814,984, respectively, as compared to a net loss of $721,810 and $1,588,136 for the same periods in 1997. The increase in net loss is primary attributable to an increase in equity in losses of Local Limited Partnerships and a decrease in other revenue. Equity in losses of Local Limited Partnerships increased due to an increase in general operating expenses of the Local Limited Partnerships, partially offset by an increase in rental revenues due to an improvement in local rental markets. Other revenue decreased as a result of a decrease in escrow interest paid to the Fund from Local Limited Partnerships.

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

Most of the nineteen Local Limited Partnerships have stabilized operations.  The
majority  of  these  stabilized   properties  are  operating  at  break-even  or
generating positive operating cash flow.

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

As previously reported, Los Claveles II, located in Trujillio Alto, Puerto Rico, continues to experience operating difficulties due to ongoing capital repair needs and management issues. In 1996, an affiliate of the Managing General Partner of the Fund successfully negotiated with the Local General Partners, lender and local housing authority to replace the management agent for Los Claveles II as well as its neighboring property, Los Claveles I. The new management agent assumed responsibility for the property in December 1996. In addition, the Managing General Partner was successful in completing the negotiations with the lender, resulting in a loan modification for Los Claveles
II. As part of the workout plan, the Local General Partners agreed to step down voluntarily and be replaced by an unaffiliated general partner. It is expected that the new General Partner will be admitted to Los Claveles II in mid-November.

Oak Ridge, located in Macon, Georgia, has been experiencing operating difficulties due to low occupancy. Occupancy as of September 30, 1998 was 73%. A new on-site manager was recently hired to enhance tenant screening and marketing efforts. The Managing General Partner will be working closely with the management agent and Local General Partner to monitor property operations and marketing efforts.

Woods Lane, located in Rogers, Arkansas, has been suffering from poor occupancy due to local competition. Occupancy as of September 30, 1998 was 65%. A new management team was recently hired to step-up the marketing efforts, review rent concessions, install a resident referral plan and monitor competing rent levels. In addition, capital improvements have recently been completed which include exterior painting, carpet replacement and landscaping and grounds improvement. The Managing General Partner will closely monitor the new management agent and also review possible debt restructuring. The Managing General Partner is currently funding operating deficits.

Impact of Year 2000

The Managing General Partner has assessed the Fund's exposure to date sensitive computer software programs that may not be operative subsequent to 1999 and has executed a requisite course of action to minimize Year 2000 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, due to the inherent uncertainty that all systems of outside vendors or other companies on which the Fund and/or Local Limited Partnerships rely will be compliant, the Fund remains susceptible to consequences of the Year 2000 issue.

                     BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended September 30, 1998.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 9, 1998            BOSTON FINANCIAL TAX CREDIT FUND VII,
                                     A LIMITED PARTNERSHIP


                                 By: Arch Street VII, Inc.,
                                     its Managing General Partner




                                     /s/Randolph G. Hawthorne
                                     Randolph G. Hawthorne
                                     Managing Director, Vice President and
                                     Chief Operating Officer