Form 10-Q
period 1998-12-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 1999-02-11
CIK 892342

February 11, 1999








Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-Q for Quarter Ended December 31, 1998
        File No. 0-24584



Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is a copy of subject report.


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

For the quarterly period ended        December 31, 1998
                                --------------------------
                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                  to


Commission file number             0-24584

 Boston Financial Tax Credit Fund VII, A Limited Partnership
             (Exact name of registrant as specified in its charter)


                   Massachusetts                           04-3166203
      --------------------------------     ------------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                       02110-1106
-----------------------------------------                   ------------------
  (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code        (617)439-3911
                                                       ----------------------


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

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                        Page No.
------------------------------                                        --------

Item 1.   Financial Statements

          Balance Sheets - December 31, 1998 (Unaudited)
               and March 31, 1998                                           1

          Statements of Operations (Unaudited) -
               For the Three and Nine Months Ended December 31, 1998
               and 1997                                                     2

          Statement of Changes in Partners' Equity (Deficiency)
               (Unaudited) - For the Nine Months Ended December 31, 1998    3

          Statements of Cash Flows (Unaudited) -
               For the Nine Months Ended December 31, 1998 and 1997         4

          Notes to Financial Statements (Unaudited)                         5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                7

PART II - OTHER INFORMATION

Items 1-6                                                                   9

SIGNATURE                                                                   10

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                 BALANCE SHEETS

                                                                                December 31,          March 31,
                                                                                    1998                1998
                                                                                  (Unaudited)
Assets                                                                          -------------      -------------
Cash and cash equivalents                                                       $     549,521      $     375,168
Marketable securities, at fair value                                                2,877,748          3,106,645
Restricted cash                                                                       262,858            252,555
Investments in Local Limited Partnerships (Note 1)                                 25,769,839         28,387,876
Other assets                                                                           32,398             36,064
                                                                                -------------      -------------
     Total Assets                                                               $  29,492,364      $  32,158,308
                                                                                =============      =============


Liabilities and Partners' Equity
Accounts payable to affiliates                                                  $     304,464      $     309,172
Accounts payable and accrued expenses                                                  62,871             63,932
                                                                                -------------      -------------
     Total Liabilities                                                                367,335            373,104
                                                                                -------------      -------------

Commitments (Note 3)

General, Initial and Investor Limited Partners' Equity                             29,101,539         31,779,079
Net unrealized gains on marketable securities                                          23,490              6,125
                                                                                -------------      -------------
     Total Partners' Equity                                                        29,125,029         31,785,204
                                                                                -------------      -------------
     Total Liabilities and Partners' Equity                                     $  29,492,364      $  32,158,308
                                                                                =============      =============
The accompanying notes are an integral part of these financial statements.

                         BOSTON FINANCIAL TAX CREDIT FUND VII
                          (A Limited Partnership)

                           STATEMENTS OF OPERATIONS
                                (Unaudited)
         For the Three and Nine Months Ended December 31, 1998 and 1997



                                             Three Months Ended                          Nine Months Ended
                                      December 31,         December 31,           December 31,       December 31,
                                          1998                 1997                   1998               1997
                                      -------------        -------------         -------------     -------------

Revenue:
   Investment                          $    48,427          $    52,132           $    149,594      $    152,227
   Other                                    30,149               28,065                 51,142            52,555
                                       -----------          -----------           ------------      ------------
       Total Revenue                        78,576               80,197                200,736           204,782
                                       -----------          -----------           ------------      ------------

Expenses:
   Asset management fee,
    related party                           72,753               71,097                218,259           213,291
   General and administrative
    (includes reimbursements
    to an affiliate in the amounts
    of $65,970 and $79,105 in
    1998 and 1997, respectively)            86,231               58,386                193,476           169,857
   Amortization                              8,045               11,433                 24,136            34,300
                                       -----------          -----------           ------------      ------------
       Total Expenses                      167,029              140,916                435,871           417,448
                                       -----------          -----------           ------------      ------------

Loss before equity in losses
    of Local Limited Partnerships          (88,453)             (60,719)              (235,135)         (212,666)

Equity in losses of
   Local Limited Partnerships             (774,103)            (913,317)            (2,442,405)       (2,349,506)
                                       -----------          -----------           ------------      ------------

Net Loss                               $  (862,556)         $  (974,036)          $ (2,677,540)     $ (2,562,172)
                                       ===========          ===========           ============      ============


Net Loss allocated:
   To General Partners                 $    (8,625)         $    (9,741)          $    (26,775)     $    (25,622)
   To Limited Partners                    (853,931)            (964,295)            (2,650,765)       (2,536,550)
                                       -----------          -----------           ------------      ------------
                                       $  (862,556)         $  (974,036)          $ (2,677,540)     $ (2,562,172)
                                       ===========          ===========           ============      ============

Net Loss per Limited
   Partnership Unit
   (50,930 Units)                      $    (16.77)         $    (18.93)          $     (52.05)     $     (49.80)
                                       ===========          ===========           ============      ============


The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND VII
                          (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Nine Months Ended December 31, 1998



                                                   Initial         Investor             Net
                                     General       Limited          Limited         Unrealized
                                     Partners      Partner         Partners            Gains              Total

Balance at March 31, 1998          $   (126,530)   $ 5,000      $  31,900,609       $     6,125      $   31,785,204
                                   ------------    -------      -------------       -----------      --------------

Comprehensive Loss:
   Net Loss                             (26,775)         -         (2,650,765)                -          (2,677,540)
   Change in net unrealized
     gains on marketable securities
     available for sale                       -          -                  -            17,365              17,365
                                   ------------    -------      -------------       -----------      --------------
Comprehensive Loss                      (26,775)         -         (2,650,765)           17,365          (2,660,175)
                                   ------------    -------      -------------       -----------      --------------

Balance at December 31, 1998       $   (153,305)   $ 5,000      $  29,249,844       $    23,490      $   29,125,029
                                   ============    =======      =============       ===========      ==============


The accompanying notes are an integral part of these financial statements.

                          BOSTON FINANCIAL TAX CREDIT FUND VII
                              (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Nine Months Ended December 31, 1998 and 1997



                                                                                      1998              1997
                                                                                  -------------    -------------

Net cash used for operating activities                                            $    (225,894)   $    (246,390)
                                                                                  -------------    -------------

Cash flows from investing activities:
    Purchases of marketable securities                                               (1,547,876)      (1,446,141)
    Proceeds from sales and maturities of
       marketable securities                                                          1,796,627        1,660,978
    Restricted cash                                                                           -          (10,007)
    Investments in Local Limited Partnerships                                                 -          (99,191)
    Cash distributions received from Local
       Limited Partnerships                                                             151,496          135,414
                                                                                  -------------    -------------
Net cash provided by investing activities                                               400,247          241,053
                                                                                  -------------    -------------

Net increase (decrease) in cash and cash equivalents                                    174,353           (5,337)

Cash and cash equivalents, beginning of period                                          375,168          373,729
                                                                                  -------------    -------------

Cash and cash equivalents, end of period                                          $     549,521    $     368,392
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 1998 and 1997.

1.   Investments in Local Limited Partnerships

The Fund has acquired interests in nineteen Local Limited Partnerships which own and operate multi-family housing complexes. The Fund, as Investor Limited Partner, pursuant to the various Local Limited Partnership Agreements, has acquired a 99% interest, with the exception of Springwood, in which it has a 19.80% interest, in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships at December 31, 1998:

Capital Contributions paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of
   Local Limited Partnerships                                                                      $  39,289,152

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $408,929)                                                                  (14,033,953)

Cash distributions received from Local Limited Partnerships                                             (590,283)
                                                                                                   -------------

Investments in Local Limited Partnerships before adjustments                                          24,664,916

Excess of investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                       1,252,338

   Accumulated amortization of acquisition fees and expenses                                            (147,415)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $  25,769,839
                                                                                                   =============

The Fund's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 1998 is $2,713,034. For the nine months ended December 31, 1998, the Fund has not recognized $270,629 of equity in losses relating to one Local Limited Partnership where cumulative equity in losses exceeded its total investment in the Local Limited Partnership.

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

3.   Commitments

At December 31, 1998, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria set forth in the Local Limited Partnership Agreements and total approximately $658,000. In addition, the Fund has set aside $217,000 for future capital contributions to one Local Limited Partnership.

                     BOSTON FINANCIAL TAX CREDIT FUND VII
                         (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At December 31, 1998, the Fund had cash and cash equivalents of $549,521, compared with $375,168 at March 31, 1998. The increase is primarily attributable to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships. This increase is partially offset by cash used for operating activities.

As of December 31, 1998, approximately $2,440,000 of marketable securities has been designated as Reserves by the Managing General Partner. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits if the Managing General Partner deems such funding appropriate.

At December 31, 1998, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria set forth in the Local Limited Partnership Agreements and total approximately $658,000. In addition, the Fund has set aside $217,000 for future capital contributions to one Local Limited Partnership.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 1998, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to voluntarily provide such funds in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 1998.

Results of Operations

The Fund's results of operations for the three and nine months ended December 31, 1998 resulted in a net loss of $862,556 and $2,677,540, respectively, as compared to a net loss of $974,036 and $2,562,172 for the same periods in 1997. The increase in net loss is primary attributable to an increase in equity in losses of Local Limited Partnerships and an increase in general administrative expenses. The increase in general and administrative expenses is due to an increase in professional fees in connection with the operation of the fund. Equity in losses of Local Limited Partnerships increased due to an increase in general operating expenses of the Local Limited Partnerships, partially offset by unrecognized losses by the Partnership of Local Limited Partnerships whose cumulative equity in losses exceed its total investment in those partnerships.

                    BOSTON FINANCIAL TAX CREDIT FUND VII
                           (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Property Discussions

The Fund is invested in nineteen Local Limited Partnerships which own nineteen properties located in twelve states and Puerto Rico. Fifteen of the properties, consisting of 1,574 units, were new construction, and four of the properties, consisting of 564 units, were rehabilitated. All properties have completed construction or rehabilitation and initial lease-up.

Most of the nineteen Local Limited Partnerships have stabilized operations.  The
majority  of  these  stabilized   properties  are  operating  at  break-even  or
generating positive operating cash flow.

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, has been experiencing operating difficulties and is unable to achieve debt service coverage. These difficulties are mainly due to poor collections from tenants. On April 1, 1998, a new management agent was brought in to monitor property operations and increase tenant collections. Occupancy as of September 30, 1998 is 87%. The Managing General Partner will be working closely with the Local General Partner and new management agent to monitor operations.

As previously reported, Los Claveles II, located in Trujillio Alto, Puerto Rico, continues to experience operating difficulties due to ongoing capital repair needs and management issues. In 1996, an affiliate of the Managing General Partner of the Fund successfully negotiated with the Local General Partners, the lender and the local housing authority to replace the management agent for Los Claveles II as well as its neighboring property, Los Claveles I. The new management agent assumed responsibility for the property in December 1996. In addition, the Managing General Partner was successful in completing the negotiations with the lender, resulting in a loan modification for Los Claveles
II. As part of the workout plan, the Local General Partners agreed to step down voluntarily and be replaced by an unaffiliated general partner. It is expected that the new General Partner will be admitted to Los Claveles II in the first quarter of 1999.

Oak Ridge, located in Macon, Georgia, has been experiencing operating difficulties due to low occupancy. Occupancy as of December 31, 1998 is 78%. A new on-site manager was recently hired to enhance tenant screening and marketing efforts. The Managing General Partner will be working closely with the management agent and Local General Partner to monitor property operations and marketing efforts.

Woods Lane, located in Rogers, Arkansas, has been suffering from poor occupancy due to local competition. Occupancy as of December 31, 1998 is 72%. A new management team was recently hired to step-up the marketing efforts, review rent concessions, install a resident referral plan and monitor competing rent levels. In addition, capital improvements have recently been completed which include exterior painting, carpet replacement and landscaping and grounds improvement. The Managing General Partner will closely monitor the new management agent and also review possible debt restructuring. The Managing General Partner is currently funding operating deficits.

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

                     BOSTON FINANCIAL TAX CREDIT FUND VII
                            (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 1998.

BOSTON FINANCIAL TAX CREDIT FUND VII
     (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 11, 1999           BOSTON FINANCIAL TAX CREDIT FUND VII,
                                    A LIMITED PARTNERSHIP


                                    By: Arch Street VII, Inc.,
                                        its Managing General Partner




                                    /s/Randolph G. Hawthorne
                                    -----------------------------
                                    Randolph G. Hawthorne
                                    Managing Director, Vice President and
                                    Chief Operating Officer