Form 10-K
period 1999-03-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 1999-06-24
CIK 892342

June        , 1999



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

       Boston Financial Tax Credit Fund VII, A Limited Partnership Annual Report on Form 10-K for the Year Ended March 31, 1999 File Number 0-24584

Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of the subject report.

Very truly yours,




/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller


TC710K-K.98

                                       UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                   Washington, DC 20549

                                      FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

For the fiscal year ended                           Commission file number
    March 31, 1999                                        0-24584

                                      BOSTON  FINANCIAL  TAX CREDIT  FUND VII, A
                                        LIMITED   PARTNERSHIP   (Exact  name  of
                                        registrant as specified in its charter)

            Massachusetts                                     04-3166203
--------------------------------------             ---------------------------
       (State of organization)                          (I.R.S. Employer
                                                         Identification No.)

     101 Arch Street, 16th Floor
        Boston, Massachusetts                                 02110-1106
--------------------------------------            ---------------------------
        (Address of Principal                                (Zip Code)
          executive office)

Registrant's telephone number, including area code 617/439-3911

Securities registered pursuant to Section 12(b) of the Act:



                                              Name on each exchange on
        Title of each class                      which registered
-------------------------------------   ---------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate sales price of partnership units held by non-affiliates of the registrant.
                     $45,581,000 as of March 31, 1999

                                                                  K-6
DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS: (2) ANY PROXY OR INFORMATION STATEMENT: AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR
(c) UNDER THE SECURITIES ACT OF 1933.

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

           ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1999


                                          TABLE OF CONTENTS


                                                                      Page No.

PART I

     Item 1      Business                                                 K-3
     Item 2      Properties                                               K-5
     Item 3      Legal Proceedings                                        K-10
     Item 4      Submission of Matters to a Vote of
                    Security Holders                                      K-10

PART II

     Item 5      Market for the Registrant's Units and
                    Related Security Holder Matters                       K-11
     Item 6      Selected Financial Data                                  K-12
     Item 7      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         K-13
     Item 7A.    Quantitative and Qualitative Disclosures about
                 Market Risk                                              K-16
     Item 8      Financial Statements and Supplementary Data              K-16
     Item 9      Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                K-16

PART III

     Item 10     Directors and Executive Officers
                    of the Registrant                                     K-16
     Item 11     Management Remuneration                                  K-17
     Item 12     Security Ownership of Certain Beneficial
                    Owners and Management                                 K-18
     Item 13     Certain Relationships and Related Transactions           K-18

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

Each Local Limited Partnership has, as its general partners ("Local General Partners"), one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 1999, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions to Local Limited Partnerships: (i) Oak Ridge, Santa Fe Oaks Phase II, Springwood and St. Andrews Pointe, representing 23.92%, have Flournoy Development Company and John Flournoy as Local General Partners; (ii) Woods Lane, Crafton Place and Fountain Lakes, representing 16.92%, have Lindsey Management Company as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports reported on Forms 8-K, which are herein incorporated by reference.

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

Each of the Local Limited Partnerships has received an allocation of Tax Credits from the relevant state tax credit agency. In general, the Tax Credits run for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Internal Revenue Service, in order to maintain eligibility for the Tax Credit at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements. To date, none of the Local Limited Partnerships have suffered an event of recapture of Tax Credits.

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





                                                       Capital Contributions      Mtge. loans                     Occupancy
Local Limited Partnership     Number       Total Committed    Paid Through        payable at                         at
Property Name                   of           at March 31,       March 31,         December 31,       Type of       March 31,
Property Location            Apt. Units          1999             1999               1998            Subsidy*        1999
--------------------------  ------------   ----------------    -------------    --------------    ------------    -----------


Oak Ridge Apartments,
   a Limited Partnership
Oak Ridge
Macon, GA                      152          $2,870,245         $2,870,245       $4,084,506          None               75 %

Santa Fe Oaks Phase II,
   a Limited Partnership
Santa Fe Oaks II
Gainesville, FL                129           2,698,586          2,698,586        3,694,584          None               92%

Andrew's Pointe Limited
   Partnership
Andrew's Pointe
Burnsville, MN                  57           1,333,800          1,333,800        2,315,118          None               98%

Palo Verde II, a Nevada
   Limited Partnership
Palo Verde II
Henderson, NV                   60           1,324,801          1,324,801        1,085,787          None               97%

Woods Lane, a Limited
   Partnership
Woods Lane
Rogers, AR                     156           2,574,180          2,574,180        3,321,606          None               94%

Crafton Place, a Limited
   Partnership
Crafton Place
Fayetteville, AR                84           1,365,120          1,365,120        1,660,814          None              100%






                                                      Capital Contributions       Mtge. Loans                         Occupancy
Local Limited Partnership          Number     Total Committed  Paid Through       payable at                             At
Property Name                        of        at March 31,       March 31,       December 31,        Type of          March 31,
Property Location                Apt. Units        1999           1999               1998             Subsidy*          1999
-------------------------------  ----------    --------------   -----------      -------------    ------------    ---------------


Guardian Place
   Limited Partnership
Guardian Place
Richmond, VA                       120             2,174,390      2,174,390         2,961,134          None               95%

Twin Oaks Meadows Limited
   Dividend Housing Association
   Limited Partnership
Twin Oaks Meadows
Lansing, MI                         63             1,436,400      1,436,400         1,902,848          None               93%

Madera Sunrise Terrace
   Limited Partnership
Sunrise Terrace
Madera, CA                          52             1,523,196      1,523,196         1,043,200          None               96%

Eden Park Limited
   Partnership
Wynmor
Brooklyn Park, MN                  324             5,527,758      5,527,758         5,753,086          None               98%

Affordable Citrus Glen
   Limited Partnership
Citrus Glen
Orlando, FL                        176             4,581,360      4,581,360         5,411,759          None               98%

St. Andrews Pointe Apartments,
   A Limited Partnership
St. Andrews Pointe
Columbia, SC                       150             3,414,528      3,414,528         4,630,091          None               91%






                                                        Capital Contributions      Mtge. Loans                          Occupancy
Local Limited Partnership           Number     Total Committed    Paid Through     payable at                              At
Property Name                         of        at March 31,        March 31,     December 31,        Type of            March 31,
Property Location                 Apt. Units        1999              1999            1998            Subsidy*              1999
--------------------------------  ------------ ---------------   -------------- ---------------    ------------      ---------------


Des Moines Street Associates
   Limited Partnership
Des Moines St. Village
Des Moines, IA                     42           1,083,996         1,083,996      1,702,609           Section 8           90%

Fountain Lakes, A Limited
   Partnership
Fountain Lakes
Benton, AR                        180           2,854,593         2,854,593      4,177,746            None               94%

Fairhaven Manor Limited
   Partnership
Fairhaven Manor
Burlington, WA                     40           1,232,020         1,232,020        939,706            None               97%

Grand Boulevard Renaissance I
   Limited Partnership
Grand Boulevard Renaissance
Chicago, IL                        30           1,085,000           868,000      1,912,672            Section 8          100%

Los Claveles, S.E. Limited
   Partnership
Los Claveles II
Trujilio Alto, PR                 180           1,272,000           698,374      6,347,166            Section 8          76%

BHP/Harford Commons
   Limited Partnership
Harford Commons
Baltimore, MD                      30           1,187,000         1,103,000      1,736,092            None               100%



                                                        Capital Contributions    Mtge. loans                          Occupancy
Local Limited Partnership          Number      Total Committed    Paid Through    payable at                              At
Property Name                         of         at March 31,      March 31,      December 31,        Type of          March 31,
Property Location                 Apt. Units         1999              1999            1998          Subsidy*             1999
-------------------------          ---------    -------------     -------------- --------------    ------------    ---------------

Springwood Apartments,
   A Limited Partnership
Springwood (1)
Tallahassee, FL                     113           624,805              624,805     3,894,649          None             90%
                                  -----       -----------         ------------   ------------
                                  2,138       $40,163,778          $39,289,152   $58,575,173
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

As of June 15, 1999, there were 2,467 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. No cash distributions were paid during the years ended March 31, 1999, 1998 and 1997.

Item 6.  Selected Financial Data

The following table sets forth selected financial information regarding the Fund's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8 of this Report.

                                            March 31,       March 31,     March 31,        March 31,           March 31,
                                             1999            1998           1997            1996            1995

Revenue                                  $    256,266     $    254,185   $    400,349   $    257,160    $     333,523
Equity in losses of Local Limited
 Partnerships                              (2,852,291)      (3,325,494)    (2,967,826)    (2,570,732)      (2,190,648)
 Net Loss                                  (3,150,253)      (3,626,340)    (3,131,087)     (2,870,229)     (2,465,750)
   Per Limited Partnership Unit (A)            (61.24)          (70.49)        (60.86)        (55.79)          (47.93)
Cash and cash equivalents                     114,347          375,168        373,729        334,845        1,768,604
Marketable securities                       3,020,272        3,106,645      3,240,944      3,855,342        5,688,064
Investments in Local Limited
   Partnerships                            25,341,905       28,387,876     31,792,098     34,328,400       34,310,871
Long-term debt                                      -                -              -              -                -
Total assets (B)                           28,779,904       32,158,308     35,694,649     38,795,017       41,924,559
Cash Distribution                                   -                -              -              -                -
Other data:
Passive loss (C)                           (4,009,001)      (4,473,368)    (3,697,126)    (3,835,484)      (3,604,962)
   Per Limited Partnership Unit (C)            (77.93)          (86.95)        (71.87)        (74.56)          (70.07)
Portfolio income (C)                          304,325          301,029        359,903        477,042        1,026,953
   Per Limited Partnership Unit (C)              5.92             5.85           7.00           9.27            19.96
Net short term capital losses (C)                   -                -              -           (610)        (510,142)
   Per Limited Partnership Unit (C)                 -                -              -           (.01)           (9.92)
 Low-Income Housing Tax Credit (C)          7,547,206        7,547,206      7,531,209      7,016,512        4,226,746
   Per Limited Partnership Unit (C)            146.71           148.19         146.39         136.39            82.16
Local Limited Partnership interests
   owned at end of period                          19               19             19             19               19


(A) Per Limited Partnership Unit data is based upon 50,930 Units for the years ended March 31, 1999, 1998, 1997, 1996 and 1995.

(B) Total assets include the investments in Local Limited Partnerships.

(C) Income tax information is as of December 31, the year end of the Fund for income tax purposes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements, and are including this statement for purposes of complying with these safe harbor provisions. Although the Fund believes the forward-looking statements are based on reasonable assumptions, the Fund can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, interest rates, and unanticipated delays or expenses on the part of the Fund and their suppliers in achieving year 2000 compliance.

Liquidity and Capital Resources

At March 31, 1999, the Fund had cash and cash equivalents of $114,347 compared with $375,168 at March 31, 1998. The decrease is primarily attributable to the payment of affiliated asset management fees for prior years and cash used for operating activities. This decrease is partially offset by proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions receive from Local Limited Partnerships.

As of March 31, 1999, approximately $2,397,000 of marketable securities has been designated as Reserves by the Managing General Partner. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate.

At March 31, 1999, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $638,000. In addition, the Fund has set aside $217,000 for future capital contributions to one Local Limited Partnership.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 1999, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made in the year ended March 31, 1999.

Results of Operations

1999 versus 1998

The Funds results of operations for the year ended March 31, 1999 resulted in a net loss of $3,150,253 as compared to a net loss of $3,626,340 for the same period in 1998. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in losses not recognized by the Fund for a Local Limited Partnership where the Fund's cumulative equity in losses exceeded its total investment. The decrease in equity in losses of Local Limited Partnerships is expected to continue.

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

Low-Income Housing Tax Credits

The 1999, 1998 and 1997 Tax Credits per unit were $146.71,  $148.19 and $146.39, respectively, for investor limited partners. Tax Credits are not available for a property until the property is placed in service and its apartment units are occupied by qualified tenants. In the first year the Tax Credits are claimed, the allowable credit amount is determined using an averaging convention to reflect the number of months that apartment units comprising the qualified basis were occupied by qualified tenants during the year. To the extent that the full amount of the annual credit is not allocated in the first year, an additional credit equal to the difference is available in the 11th taxable year.

As of December 31, 1998, the tax year end of the Local Limited Partnerships, all of the properties have been placed in service and all generated Tax Credits in 1998.

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

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, has been experiencing operating difficulties and is unable to achieve debt service coverage. These difficulties are mainly due to poor collections from tenants. On April 1, 1998, a new management agent was brought in to monitor property operations and increase tenant collections. Occupancy as of December 31, 1998 was 100%. The Managing General Partner will be working closely with the Local General Partner and new management agent to monitor operations.

As previously reported, Los Claveles II, located in Trujillio Alto, Puerto Rico, continues to experience operating difficulties due to ongoing capital repair needs and management issues. In 1996, an affiliate of the Managing General Partner of the Fund successfully negotiated with the Local General Partners, the lender and the local housing authority to replace the management agent for Los Claveles II as well as its neighboring property, Los Claveles I. The new management agent assumed responsibility for the property in December 1996. In addition, the Managing General Partner was successful in completing the negotiations with the lender, resulting in a loan modification for Los Claveles II and the approval for the Local General Partners to step down voluntarily and be replaced by an unaffiliated general partner effective upon close of the transaction. However, efforts to close this transaction have been delayed by regulatory issues, title defects and various other problems. Subsequently, the proposed replacement local general partner informed the lender and the Managing General Partner that is will not close the workout agreement. The proposed incoming local general partner sighted their concern that the risk is significantly higher than expected due to the continued delays, unresolved transactional issues and the continued crime and drug issues at the property which have resulted in higher vacancy losses.

Considering this new information, the Managing General Partner and the lender have resumed negotiations and are currently reviewing other possible replacement local general partners and management agents. However, given the severity of the operating deficits, it is possible that the Fund will not be able to retain its interest in the property. A foreclosure would result in recapture of credits for investors, the allocation of taxable income to the Fund and loss of future benefits associated with this property.

Oak Ridge, located in Macon, Georgia, has been experiencing operating difficulties due to low occupancy. Occupancy as of March 31, 1998 was 78%. In September, a new on-site manager was hired to enhance tenant screening and marketing efforts. The Managing General Partner will be working closely with the management agent and Local General Partner to monitor property operations and marketing efforts.

Woods Lane, located in Rogers, Arkansas, has been suffering from poor occupancy due to local competition. Occupancy as of December 31, 1998 was 73%. In September 1998, a new management team was hired to step-up the marketing efforts, review rent concessions, install a resident referral plan and monitor competing rent levels. In addition, capital improvements have recently been completed which include exterior painting, carpet replacement and landscaping and grounds improvement. The Managing General Partner will closely monitor the new management agent and also review possible debt restructuring. The Managing General Partner is currently funding operating deficits.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Fund has implemented policies and practices for assessing impairment of its real estate assets and investments in Local Limited Partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset and if there is a significant impairment in value, a provision to write down the asset to fair value will be charged against income.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 1999, 1998 and 1997.

Impact of Year 2000

The Managing General Partner's plan to resolve year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing General Partner has fully completed an assessment of all information systems that may not be operative subsequent to 1999 and has begun the remediation, testing and implementation phase on both hardware and software systems. Because the hardware and software systems of both the Fund and Local Limited Partnerships are generally the responsibility of obligated third parties, the plan primarily involves ongoing discussions with and obtaining written assurances from these third parties that pertinent systems will be 2000 compliant. In addition, neither the Fund nor the Local Limited Partnerships are incurring significant additional costs since such expenses are principally covered under the service contracts with vendors. As of June 1999, the General Partner is in the final stages of its Year 2000 remediation plan and believes all major systems are compliant; any systems still being updated are not considered significant to the Fund's operations. However, despite the likelihood that all significant year 2000 issues are expected to be resolved in a timely manner, the Managing General Partner has no means of ensuring that all systems of outside vendors or other entities that impact operations will be 2000 compliant. The Managing General Partner does not believe that the inability of third parties to address their year 2000 issues in a timely manner will have a material impact on the Fund. However, the effect of non-compliance by third parties is not readily determinable.

Management has also evaluated a worst case scenario projection with respect to the year 2000 and expects any resulting disruption of either the Managing General Partner's activities or any Local Limited Partnership's operations to be short-term inconveniences. Such problems, however, are not likely to fully impede the ability to carry out necessary duties of the Fund. Moreover, because expected problems under a worst case scenario are not extensively detrimental, and because the likelihood that all systems affecting the Fund will be compliant before 2000, the Managing General Partner has determined that a formal contingency plan that responds to material system failures is not necessary.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Fund has invested in marketable securities with a fair value of $3,020,272 at March 31, 1999; these securities, with rates ranging from 4.74% to 6.42%, do not subject the Fund to significant market risk because of their short term maturities and high liquidity. The Fund has no other exposure to market risk associated with activities in derivative financial instruments, derivative commodity instruments, or other financial instruments. .


Item 8.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Fund is Arch Street VII, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of The Boston Financial Group Limited Partnership ("Boston Financial"), a Massachusetts limited partnership. George Fantini, Jr., a Vice President of the Managing General Partner, resigned his position effective June 30, 1995. Donna Gibson, a Vice President of the Managing General Partner, resigned from her position on September 13, 1997. Georgia Murray resigned as Managing Director, Treasurer and Chief Financial Officer of the Managing General Partner on May 25, 1998. Fred N. Pratt, Jr. resigned as Managing Director of the Managing General Partner on May 28, 1998. William E. Haynsworth resigned as a Managing Director and Chief Operating Officer of the Managing General Partner on March 23, 1999. Peter G. Fallon resigned as a Vice President of the General Partner on June 1, 1999.

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

     Name                                           Position

Jenny Netzer                         Managing Director and President
Michael H. Gladstone                 Managing Director, Vice President and Clerk
Randolph G. Hawthorne                Managing Director, Vice President and
                                       Chief Operating Officer
James D. Hart                        Chief Financial Officer and Treasurer
Paul F. Coughlan                     Vice President
William E. Haynsworth                Vice President

The other General Partner of the Fund is Arch Street VII Limited Partnership, a Massachusetts limited partnership ("Arch Street VII L.P.") that was organized in September 1992. The managing general partner of Arch Street VII L.P. is Arch Street VII, Inc. The limited partner of Arch Street VII L.P.is Boston Financial.

The Managing General Partner provides day-to-day management of the Fund. Compensation is discussed in Item 11 of this report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 43 graduated from Harvard University (B.A., 1976) and received a Master's in Public Policy from Harvard's Kennedy School of Government in 1982. Ms. Netzer joined Boston Financial in 1987 and is a Senior Vice President leading the Institutional Tax Credit Team. She is also a member of the Senior Leadership Team. Previously, Ms. Netzer led Boston Financial's new business initiatives and managed the firm's Asset Management division, which is responsible for the performance of 750 properties and providing service to 35,000 investors. Before joining Boston Financial, she was Deputy Budget Director for the Commonwealth of Massachusetts, where she was responsible for the Commonwealth's health care and public pension programs' budgets. Ms. Netzer was also Assistant Controller at Yale University and has been a member of the Watertown Zoning Board of Appeals.

Michael H. Gladstone, age 42, graduated from Emory University (B.A., 1978) and Cornell University (J.D.; M.B.A., 1982). Mr. Gladstone joined Boston Financial in 1985, and is Vice President and General Counsel. He is also a member of the Senior Leadership Team, the firm's Executive Committee. Prior to joining Boston Financial, Mr. Gladstone was associated with the Boston law firm of Herrick & Smith. Mr. Gladstone is on the Advisory Board of the Housing and Development Reporter. He is also a member of the Investment Program Association, The National Realty Committee, Cornell Real Estate Council, National Housing Conference, and the Massachusetts Bar.

Randolph G. Hawthorne, age 49, is a graduate of Massachusetts Institute of Technology (S.B., 1971) and Harvard Graduate School of Business (M.B.A., 1973). Mr. Hawthorne joined Boston Financial in 1973 and is currently a Vice President responsible for structuring and acquiring real estate investments. Previously, Mr. Hawthorne served as Treasurer of Boston Financial. Mr. Hawthorne is Past Chairman of the Board of the National Multi Housing Council, having served on the board since 1989. He is a past president of the National Housing and Rehabilitation Association, is a member of the Residential Development Council of the Urban Land Institute, as well as a member of the Advisory Board of the Berkeley Real Estate Center at the University of California. In addition to speaking at industry conferences, he is on the Editorial Advisory Boards of the Tax Credit Advisor and Multi-Housing News.

James D. Hart, age 41, graduated from Trinity College (B.A.) and Amos Tuck School at Dartmouth College (M.B.A.). Mr. Hart joined Boston Financial in 1998 and serves as Chief Financial Officer and is a member of the Senior Leadership Team. Prior to joining Boston Financial, Mr. Hart was engaged in venture capital management on behalf of institutional investors, including the negotiation and structuring of private equity and mezzanine transactions as a Vice President of Interfid Ltd., and later in the operational management of a venture-backed software company, as Managing Director and Chief Financial Officer of Bitstream Inc. Mr. Hart has also served on the Board of Directors of several companies, including those that went on to complete initial public offerings.

Paul F. Coughlan, age 55, is a graduate of Brown University (A.B., 1965). Mr. Coughlan joined Boston Financial in 1975, and is currently a Senior Vice President and a member of the Investment Management division with responsibility for marketing institutional investments. Previously, he was national sales manager for Boston Financial's retail tax credit funds. Prior to joining Boston Financial, Mr. Coughlan was an investment broker with Bache & Company and Reynolds Securities, Inc.

William E. Haynsworth, age 59, is a graduate of Dartmouth College (A.B., 1961) and Harvard Law School (L.L.B., 1964; L.L.M., 1969). Mr. Haynsworth joined Boston Financial in 1977 and is a Senior Vice President responsible for the structuring of real estate investments and the acquisition of property interests. Prior to joining Boston Financial, Mr. Haynsworth was Acting Executive Director and General Counsel of the Massachusetts Housing Finance Agency. He was also the Director of Non-Residential Development of the Boston Redevelopment Authority and an associate of the law firm of Goodwin, Procter & Hoar. Mr. Haynsworth is a member of the Executive Committee and the Board of Directors of the Affordable Housing Tax Credit Coalition. He is a member of the Senior Leadership Team, the firm's Executive Committee and the Board of Directors of Boston Financial. Mr. Haynsworth has over 25 years of real estate experience.

Item 11.  Management Remuneration

Neither the directors or officers of Arch Street VII, Inc., nor the partners of Arch Street VII L.P., nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 1999, the following is the only entity known to the Fund to be the beneficial owner of more than 5% of the Units outstanding:


                                                           Amount
    Title of         Name and Address of                Beneficially     Percent
     Class           Beneficial Owner                     Owned         of Class

Limited Partner    Oldham Institutional Tax Credits LLC   5,349 units     10.5%
                   101 Arch Street
                   Boston, MA

Oldham Institutional Tax Credits LLC is an affiliate of Arch Street VII, Inc., the Managing General Partner.

The equity securities registered by the Fund under Section 12(g) of the Act consist of 100,000 Units, 50,930 of which were sold to the public. The remaining Units were deregistered in Post-Effective Amendment No. 4 dated January 20, 1995, which is herein incorporated by reference.

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

Item 13.  Certain Relationships and Related Transactions

The Fund is required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates (including Boston Financial) in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid during the years ended March 31, 1999, 1998, and 1997 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions." Such sections are incorporated herein by reference.

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

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Fund is required to pay certain fees to and reimburse expenses of the Managing General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. Commissions, fees and accountable expenses related to the sale of the Units totaling $6,304,898 have been charged directly to Limited Partners' equity. In connection therewith, $4,329,050 of selling expenses and $1,975,848 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the Managing General Partner. The Fund is required to pay a non-accountable expense allowance for marketing expense equal to a maximum of 1% of Gross Proceeds. This allowance has not yet been charged to the Fund. In addition, the Fund has paid $50,000 in organization costs to an affiliate of the Managing General Partner. This cost has been included in the balance sheet. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No payments were made during the years ended March 31, 1999, 1998 and 1997.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Fund is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 6% of the Gross Proceeds. Acquisition expenses, which include legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses, totaled 1.5% of the Gross Proceeds. Acquisition fees totaling $3,055,800 for the closing of the Fund's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Of this amount, approximately $2,567,000 is included as capital contributions to Local Limited Partnerships. Acquisition expenses totaling $763,950 were incurred and have been reimbursed to an affiliate of the Managing General Partner. Payments made (refunds received) and expenses reimbursed during the years ended March 31, 1999, 1998 and 1997 are as follows:
                                       1999            1998             1997
                                   -------------    ------------  -------------

   Acquisition fees and expenses     $         -    $         -    $    (3,017)

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives the base amount of .571% (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee. Fees earned during the years ended March 31, 1999, 1998 and 1997 are as follows:

                                         1999            1998             1997
                                  -------------    ------------    -------------

   Asset Management Fees          $     292,147    $    286,044     $    277,575


Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or accrued during the years ended March 31, 1999, 1998 and 1997 are as follows:

                                      1999            1998             1997
                                  -------------    ------------    -------------

   Salaries and benefits
     expense reimbursements      $      92,108    $    108,845     $    115,310

Property Management Fees

Upon construction completion, in August of 1994, Lansing Management Company ("LMC"), an affiliate of the Managing General Partner, became the management agent for Twin Oaks Meadows. The management fee charged to the property is equal to 5% of the property gross revenues. Fees charged for the three years ended December 31, 1998, 1997 and 1996 are as follows:
                                      1998             1997             1996
                                    --------------  --------------    ---------

Property Management Fees             $  23,058       $    19,530     $   19,215

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Fund, Arch Street VII, Inc. and Arch Street VII Limited Partnership, receive 1% of cash distributions made to partners. To date, the Fund has not paid any cash distributions to partners.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Boston Financial and its affiliates during the years ended March 31, 1999, 1998 and 1997 is presented in Note 5 to the Financial Statements.

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

(a)(3)    See Exhibit Index contained herein.

(a)(3)(b)  Reports on Form 8-K:
           No reports on Form 8-K were filed during the year ended March 31, 1999.

(a)(3)(c)   Exhibits

Number and Description in Accordance with
  Item 601 of Regulation S-K

   27.  Financial Data Schedule

   28.  Additional Exhibits

     (a)   28.1 Reports of Other Independent Auditors

     (b) Audited financial statements of Local Limited Partnerships.

          None

(a)(3)(d) None.

                                                           F-3
                                                         SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

      BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

      By:  Arch Street VII, Inc.
           its Managing General Partner



     By:   /s/Randolph G. Hawthorne              Date:    June          , 1999
           ------------------------------                 --------------------
           Randolph G. Hawthorne,
           Managing Director, Vice President and
           Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Fund and in the capacities and on the dates indicated:



     By:   /s/ Randolph G. Hawthorne             Date:    June          , 1999
           ------------------------------                 --------------------
           Randolph G. Hawthorne,
           Managing Director, Vice President and
           Chief Operating Officer



     By:   /s/Michael H. Gladstone             Date:       June         , 1999
           ------------------------------                  -------------------
           Michael H. Gladstone,
           A Managing Director

Item 8.  Financial Statements and Supplementary Data

               BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

              ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 1999
                                              INDEX


                                                                    Page No.


Report of Independent Accountants
   For the years ended March 31, 1999, 1998 and 1997                  F-2

Financial Statements

   Balance Sheets - March 31, 1999 and 1998                           F-3

   Statements of Operations - Years ended
     March 31, 1999, 1998, and 1997                                   F-4

   Statements of Changes in Partners' Equity (Deficiency) -
     Years ended March 31, 1999, 1998, and 1997                       F-5

   Statements of Cash Flows - Years ended
     March 31, 1999, 1998, and 1997                                   F-6

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
Boston Financial Tax Credit Fund VII, A Limited Partnership:

In our opinion, based on our audits and the reports of other auditors, the combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position Boston Financial Tax Credit Fund VII, A Limited Partnership (the "Fund") at March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of certain local limited partnerships for which total assets of $24,245,030 and $27,258,817, are included in these financial statements as of March 31, 1999 and 1998, respectively, and for which net losses of $2,852,291, 3,325,494, and $2,967,826 are included in the accompanying
financial   statements  as  of  March  31,  1999, 1998, 1997, respectively.
Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Local Limited Partnerships, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standard, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examing, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinions expressed above.


/S/PricewaterhouseCoopers LLP
June 18, 1999
Boston, Massachusetts

        BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP




                                                                        BALANCE SHEETS

                                                                    March 31, 1999 and 1998


                                                                          1999                 1998
                                                                      ------------        --------------

Assets

Cash and cash equivalents                                             $    114,347        $      375,168
Marketable securities, at fair value  (Note 3)                           3,020,272             3,106,645
Restricted cash (Note 4)                                                   266,031               252,555
Investments in Local Limited Partnerships (Note 4)                      25,341,905            28,387,876
Other assets                                                                37,349                36,064
                                                                      ------------        --------------
     Total Assets                                                     $ 28,779,904        $   32,158,308
                                                                      ============        ==============


Liabilities and Partners' Equity

Accounts payable to affiliates (Notes 4 and 5)                        $     72,014          $    309,172
Accounts payable and accrued expenses                                       68,778                63,932
                                                                      ------------          ------------
     Total Liabilities                                                     140,792               373,104
                                                                      ------------          ------------

Commitments (Note 6)

General, Initial and Investor Limited Partners' Equity                  28,628,826            31,779,079
Net unrealized gains on marketable securities                               10,286                 6,125
                                                                      ------------          ------------
     Total Partners' Equity                                             28,639,112            31,785,204
                                                                      ------------          ------------
     Total Liabilities and Partners' Equity                           $ 28,779,904          $ 32,158,308
                                                                      ============          ============

The accompanying notes are an integral part of these financial statements.

                                             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                                                   STATEMENTS OF OPERATIONS

                                                       For the Years Ended March 31, 1999, 1998 and 1997


                                                                1999             1998             1997
                                                            ------------    ------------      ------------
Revenue:
     Investment (Note 3)                                    $    192,898    $    202,202      $    223,158
     Other                                                        63,368          51,983           177,191
                                                            ------------    ------------      ------------
        Total Revenue                                            256,266         254,185           400,349
                                                            ------------    ------------      ------------
Expenses:
     General and administrative expenses (includes
       reimbursements to an affiliate in the amounts of
       $92,108, $108,845 and $115,310 in 1999,
       1998 and 1997, respectively (Note 5))                     229,897         227,685           240,204
     Asset management fees, related party (Note 5)               292,147         286,044           277,575
     Amortization                                                 32,184          41,302            45,831
                                                            ------------    ------------      ------------
        Total Expenses                                           554,228         555,031           563,610
                                                            ------------    ------------      ------------

Loss before equity in losses of
   Local Limited Partnerships                                   (297,962)       (300,846)         (163,261)

Equity in losses of
   Local Limited Partnerships (Note 4)                        (2,852,291)     (3,325,494)       (2,967,826)
                                                            ------------    ------------      ------------

Net Loss                                                    $ (3,150,253)   $ (3,626,340)     $(3,131,087)
                                                            ============    ============      ===========

Net Loss allocated:
     General Partners                                       $    (31,503)   $    (36,263)     $    (31,311)
     Limited Partners                                         (3,118,750)     (3,590,077)       (3,099,776)
                                                            ------------    ------------      ------------
                                                            $ (3,150,253)   $ (3,626,340)     $ (3,131,087)
                                                            ============    ============      ============

Net Loss per Limited Partnership Unit
     (50,930 Units)                                         $    (61.24)    $     (70.49)     $     (60.86)
                                                            ===========     ============      ============


The accompanying notes are an integral part of these financial statements.


                                          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                                           STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                                                         For the Years Ended March 31, 1999, 1998 and 1997


                                                                                        Net
                                                       Initial       Investor        Unrealized
                                       General         Limited        Limited          Gains
                                       Partners        Partner        Partners        (Losses)         Total

Balance at March 31, 1996             $   (58,956)   $   5,000    $    38,590,462   $   (20,881)   $  38,515,625
                                      -----------    ---------    ---------------   -----------    -------------

Comprehensive Loss:
   Change in net unrealized losses
     on marketable securities
     available for sale (Note 3)                -            -                 -        (29,211)         (29,211)
   Net Loss                               (31,311)           -        (3,099,776)             -       (3,131,087)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Loss                        (31,311)           -        (3,099,776)       (29,211)      (3,160,298)
                                      -----------    ---------    --------------    -----------    -------------

Balance at March 31, 1997                 (90,267)       5,000        35,490,686        (50,092)      35,355,327
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized losses
     on marketable securities
     available for sale (Note 3)                -            -                 -         56,217           56,217
   Net Loss                               (36,263)           -        (3,590,077)             -       (3,626,340)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Income (Loss)               (36,263)           -        (3,590,077)        56,217       (3,570,123)
                                      -----------    ---------    --------------    -----------    -------------

Balance at March 31, 1998                (126,530)       5,000        31,900,609          6,125       31,785,204
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     on marketable securities
     available for sale (Note 3)                -            -                 -          4,161            4,161
   Net Loss                               (31,503)           -        (3,118,750)             -       (3,150,253)
                                      -----------    ---------    --------------    -----------    --------------
Comprehensive Income (Loss)               (31,503)           -        (3,118,750)         4,161       (3,146,092)
                                      -----------    ---------    --------------    -----------    -------------

Balance at March 31, 1999             $  (158,033)   $   5,000    $   28,781,859    $    10,286    $  28,639,112
                                      ===========    =========    ==============    ===========    =============


The accompanying notes are an integral part of these financial statements.

                                                  BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                                                   STATEMENTS OF CASH FLOWS

                                                       For the Years Ended March 31, 1999, 1998 and 1997

                                                             1999                1998            1997
                                                        --------------     --------------    -------------

Cash flows from operating activities:
   Net Loss                                             $   (3,150,253)    $  (3,626,340)    $  (3,131,087)
   Adjustments to reconcile net loss
     to net cash used for operating activities:
     Equity in losses of Local Limited Partnerships          2,852,291         3,325,494         2,967,826
     Amortization                                               32,184            41,302            45,831
     (Gain) loss on sales and maturities of marketable
       securities                                               (2,518)            1,778             6,034
     Increase (decrease) in cash arising from
     changes in operating assets and liabilities:
         Restricted cash                                       (13,476)          (13,400)          (11,835)
         Other assets                                           (1,285)            3,492            (9,613)
         Accounts payable to affiliates                       (237,158)            4,790            91,407
         Accounts payable and accrued expenses                   4,846            28,992           (31,477)
                                                        --------------     -------------     -------------
Net cash used for operating activities                        (515,369)         (233,892)          (72,914)
                                                        --------------     -------------     -------------

Cash flows from investing activities:
   Purchases of marketable securities                       (2,071,201)       (2,295,469)      (1,194,741)
   Proceeds from sales and maturities
     of marketable securities                                2,164,253         2,484,207        1,773,894
   Investments in Local Limited Partnerships                   (20,000)          (99,191)        (663,227)
   Cash distributions received from Local
     Limited Partnerships                                      181,496           145,784          192,855
   Reimbursement of acquisition expenses                             -                 -            3,017
                                                        --------------     -------------     ------------
Net cash provided by investing activities                      254,548           235,331          111,798
                                                        --------------     -------------     ------------

Net increase (decrease) in cash and cash equivalents          (260,821)            1,439           38,884

Cash and cash equivalents, beginning of period                 375,168           373,729          334,845
                                                        --------------     -------------     ------------

Cash and cash equivalents, end of period                $      114,347     $     375,168     $    373,729
                                                        ==============     =============     ============

 .The accompanying notes are an integral part of these financial statements.

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

The Partnership Agreement authorized the sale of up to 100,000 Units of limited partnership interest ("Units") at $1,000 per Unit. Boston Financial Securities, Inc., an affiliate of the General Partners, received selling commissions and underwriting advisory fees, which did not exceed 7.0% and 1.5%, respectively, of Gross Proceeds for Units, sold by the entity as a soliciting dealer. On November 30, 1993, the Fund held its final investor closing. In total, the Fund received $50,930,000 of capital contributions from investors admitted as Limited Partners for 50,930 Units.

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

Under the terms of the Partnership Agreement, the Fund initially designated 5% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time as it deems appropriate. At March 31, 1999, the Managing General Partner has designated approximately $2,397,000 of marketable securities as such Reserve.

            BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

2.   Significant Accounting Policies

Basis of Presentation

The Fund accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Fund does not have a majority control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of income or loss of the Local Limited Partnerships, additional investments in and for cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. The Fund has no obligation to fund liabilities of the Local Limited Partnerships beyond its investment and therefore a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when a Local Limited Partnership's respective investment balance has been reduced to zero, losses will be suspended to be used against future income.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Fund. These fees and expenses are included in the Fund's Investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years.

The Fund recognizes a decline in the carrying value of its investments in Local Limited Partnerships when there is evidence of a non-temporary decline in the recoverable amount of the investment. There is a possibility that the estimates relating to reserves for non-temporary declines in carrying value of investments in Local Limited Partnerships may be subject to material near term adjustments.

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

The General Partners have decided to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 1998, 1997 and 1996.

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

Effect of recently issued Accounting Standard

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The standard requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The standard is effective for fiscal years beginning after December 15, 1997. The Fund adopted the new standard effective April 1, 1998 and its adoption did not have a significant effect on the Fund's financial position or results of operations. The only component of the Fund's other accumulated comprehensive income is net unrealized gains and losses on marketable securities.

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1996, the Fund has implemented policies and practices for assessing impairment of its real estate assets and investments in Local Limited Partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset and, if there is a significant impairment in value, a provision to write down the asset to fair value will be charged against income.


                                             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP



                                                           NOTES TO FINANCIAL STATEMENTS (Continued)


3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                 Gross           Gross
                                                              Unrealized     Unrealized        Fair
                                                  Cost           Gains          Losses         Value
Debt securities issued by
   the US Treasury and other
   US government corporations
   and agencies                                $ 2,372,929       $  9,210     $   (6,263)    $ 2,375,876

Mortgage backed securities                         637,057          7,339              -         644,396
                                               -----------       --------     ----------     -----------

Marketable securities at
   March 31, 1999                              $ 3,009,986       $ 16,549     $   (6,263)    $ 3,020,272
                                               ===========       ========     ==========     ===========

Debt securities issued by
   the US Treasury and other
   US government corporations
   and agencies                                $ 2,134,048       $  3,693     $   (2,328)    $ 2,135,413

Mortgage backed securities                         966,472          4,760              -         971,232
                                               -----------       --------     ----------     -----------

Marketable securities at
   March 31, 1998                              $ 3,100,520       $  8,453     $   (2,328)    $ 3,106,645
                                               ===========       ========     ==========     ===========

The contractual maturities at March 31, 1999 are as follows:

                                                                                                Fair
                                                                      Cost                      Value

Due in less than one year                                        $    900,225               $    903,478
Due in one to five years                                            1,472,704                  1,472,398
Mortgage backed securities                                            637,057                    644,396
                                                                 ------------               ------------
                                                                 $  3,009,986               $  3,020,272
                                                                 ============               ============

Actual maturities for asset backed securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of marketable securities were approximately $501,000, $1,275,000 and $802,000 during the fiscal years ended March 31, 1999, 1998 and 1997, respectively. Proceeds from the maturities of marketable securities were approximately $1,663,000, $1,209,000 and $972,000 during the fiscal years ended March 31, 1999, 1998 and 1997, respectively. Included in investment income are gross gains of $3,891, $5,672 and $1,110 and gross losses of $1,373, $7,450 and $7,144 that were realized on the sales during the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

4.   Investments in Local Limited Partnerships

The Fund has acquired interests in nineteen Local Limited Partnerships, which own and operate multi-family housing complexes. The Fund, as Investor Limited Partner, pursuant to the various Local Limited Partnership Agreements, has generally acquired a 99% interest, with the exception of Springwood which is a 19.8% interest, in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

            BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

4.  Investments in Local Limited Partnerships (continued)

The following is a summary of Investments in Local Limited Partnerships at March 31:

                                                                     1999              1998             1997
                                                                -------------     -------------    -------------
Capital Contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                                 $  39,309,152     $  39,289,152    $  39,189,961

Cumulative equity in losses of Local Limited Partnerships
   (excluding unrecognized losses of $663,782 in 1999)            (14,443,839)      (11,591,548)      (8,266,054)

Cash distributions received from Local Limited Partnerships          (620,283)         (438,787)        (293,003)
                                                                -------------     -------------    -------------

Investments in Local Limited Partnerships before adjustments       24,245,030        27,258,817       30,630,904

Excess of investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                    1,252,338         1,252,338        1,252,338

   Accumulated amortization of acquisition fees and expenses         (155,463)         (123,279)         (91,144)
                                                                -------------     -------------    -------------

Investments in Local Limited Partnerships                       $  25,341,905     $  28,387,876    $  31,792,098
                                                                =============     =============    =============

Summarized financial information as of December 31, 1998, 1997 and 1996 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of all the Local Limited Partnerships in which the Fund has invested as of that date is as follows:

Summarized Balance Sheets - as of December 31,

                                                     1998                1997                1996
                                                --------------    ----------------    ---------------

Assets:
   Investment property, net                    $    91,081,027    $     94,703,692    $    98,519,189
   Current assets                                    3,171,778           2,798,228          3,275,453
   Other assets                                      4,168,082           4,068,904          4,260,927
                                               ---------------    ----------------    ---------------
       Total Assets                            $    98,420,887    $    101,570,824    $   106,055,569
                                               ===============    ================    ===============

Liabilities and Partners' Equity:
   Current liabilities (includes current
     portion of long term debt)                $     5,290,635    $      4,083,692    $     3,554,946
   Long-term debt                                   57,915,772          58,686,199         59,302,789
   Other debt                                        3,123,544           2,876,908          3,475,208
                                               ---------------    ----------------    ---------------
       Total Liabilities                            66,329,951          65,646,799         66,332,943

Fund's Equity                                       23,639,697          27,000,331         30,144,694
Other Partners' Equity                               8,451,239           8,923,694          9,577,932
                                               ---------------    ----------------    ---------------
       Total Liabilities and Partners' Equity  $    98,420,887    $    101,570,824    $   106,055,569
                                               ===============    ================    ===============


         BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

4.   Investments in Local Limited Partnerships (continued)

Summarized Statements of Operations-
for the years ended December 31,

                                                               1998                  1997                  1996
                                                           -------------         -------------         ------------

Rental and other revenue                                   $  12,162,713         $  12,245,232         $ 12,310,800
                                                           -------------         -------------         ------------

Expenses:
   Operating                                                   6,684,290             6,745,745            6,189,975
   Interest                                                    5,034,525             5,030,571            5,112,085
   Depreciation and amortization                               4,140,576             4,282,140            4,404,662
                                                           -------------         -------------         ------------
       Total Expenses                                         15,859,391            16,058,456           15,706,722
                                                           -------------         -------------         ------------

Net loss                                                   $  (3,696,678)        $  (3,813,224)        $ (3,395,922)
                                                           =============         =============         ============

Fund's share of Net Loss                                   $  (3,377,770)        $  (3,463,794)        $ (2,967,826)
                                                           =============         =============         ============
Other partners' share of Net Loss                          $    (318,908)        $    (349,430)        $   (428,096)
                                                           =============         =============         ============

For the years ended March 31, 1999 and 1998, the Fund has not recognized $525,482 and $138,300, respectively, of equity in losses relating to one Local Limited Partnership where cumulative equity in losses exceeded its total investment in this Local Limited Partnership.

The Fund's equity as reflected by the Local Limited Partnerships of $23,639,697 differs from the Fund's Investments in Local Limited Partnerships before adjustment of $24,245,030 principally because: a) capital contributions made by the Fund and held in escrow by the Local Limited Partnerships are not currently reflected in the equity of the Local Limited Partnerships and b) the Fund has not recognized $663,782 of equity in losses of one Local Limited Partnership whose equity in losses exceeded its total investment.

The Fund has set aside in an escrow account future capital contributions related to its investment in one Local Limited Partnership. Interest earned on this deposit is payable to the local general partner. At March 31, 1999 and 1998, $13,476 and $27,297, respectively, of interest is included in accounts payable to an affiliate.

5.   Transactions with Affiliates

In accordance with the Partnership Agreement, the Fund is required to pay certain fees to and reimburse expenses of the Managing General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. As of March 31, 1999, commissions, fees and accountable expenses related to the sale of the Units totaling $6,304,898 have been charged directly to Limited Partners' equity. In connection therewith, $4,329,050 of selling expenses and $1,975,848 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the Managing General Partner. The Fund is required to pay a non-accountable expense allowance for marketing expenses equal to a maximum of 1% of Gross Proceeds; this allowance has not yet been charged to the Fund. In addition, the Fund has paid $50,000 in organization costs to an affiliate of the Managing General Partner. Total organization and offering expenses, exclusive of selling commissions and underwriting advisory fees, did not exceed 5.5% of the Gross Proceeds and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds.

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

An affiliate of the Managing General Partner receives a base amount of 0.571% (as adjusted by the CPI factor) of Gross Proceeds annually as an Asset Management Fee for administering the affairs of the Fund. Asset Management Fees of $292,147, $286,044 and $277,575 have been included in expenses for the years ended March 31, 1999, 1998, and 1997 respectively. Included in accounts payable to affiliates is $13,332 and $266,198 for Asset Management Fees for March 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Fund's operating expenses. Included in general and administrative expenses for the years ended March 31, 1999, 1998 and 1997 is $92,108, $108,845 and $115,310 respectively, that the Fund has paid or accrued for reimbursement for salaries and benefits. The amounts payable for salaries and benefits at March 31, 1999 and 1998 totaled $17,909 and $15,677, respectively.

Upon construction completion in August of 1994, Lansing Management Company ("LMC"), an affiliate of the Managing General Partner, became the management agent for Twin Oaks Meadows. The management fee charged to the property is equal to 5% of the property gross revenues. Included in operating expenses of the summarized income statements in Note 4 to the Financial Statements is $23,058, $19,530 and $19,215 of property management fees at December 31, 1998, 1997 and 1996, respectively.

6.   Commitments

At March 31, 1999, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $638,000. In addition, the Fund has set aside $217,000 for future capital contributions to one Local Limited Partnership.

      BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

7.   Federal Income Taxes

A reconciliation of the loss reported in the Statements of Operations for the fiscal years ended March 31, 1999, 1998 and 1997 to the loss reported for federal income tax purposes for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                   1999           1998             1997
                                                              ------------   ------------      ------------

Net Loss per Statements of Operations                         $ (3,150,253)  $ (3,626,340)     $ (3,131,087)

   Adjustment to reflect March 31, fiscal year-end
     to December 31, tax year end                                  (28,066)       112,520          (121,888)

   Adjustment for equity in losses of Local Limited
     Partnerships  for financial reporting purposes over
    (under) equity in losses for  tax purposes                    (578,587)    (1,768,498)          839,370

   Adjustment for amortization for financial reporting
     purposes under amortization for tax purposes                  (13,356)       (13,405)           (9,709)

   Related party expenses not paid at December 31,
     not deductible for tax purposes                               259,031        193,445           262,410

   Related party expenses paid in current year
     but expensed for financial reporting purposes
     in prior year                                                (193,445)      (262,410)         (199,758)

                                                              ------------   ------------      ------------

Net Loss for federal income tax purposes                      $ (3,704,676)  $ (5,364,688)     $ (2,360,662)
                                                              ============   ============      ============

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes as of March 31, 1999 are as follows:

                                                      Financial                  Tax
                                                      Reporting               Reporting
                                                      Purposes                Purposes          Differences

Investments in Local Limited Partnerships          $  25,341,905           $  22,702,050       $   2,639,855
                                                   =============           =============       =============
Other assets                                       $   3,437,999           $  10,003,934       $  (6,565,935)
                                                   =============           =============       =============
Liabilities                                        $     140,792           $     108,304       $      32,488
                                                   =============           =============       =============

The differences in assets and liabilities of the Fund for financial reporting purposes are primarily attributable to: (i) the cumulative equity in loss from Local Limited Partnerships for tax reporting purposes is approximately $2,633,000 greater than for financial reporting purposes, including approximately $664,000 of losses the Fund has not recognized relating to one Local Limited Partnership whose cumulative equity in losses exceeded its total investment; (ii) the amortization of acquisition fees for tax return purposes exceeds financial reporting purposes by approximately $37,000; (iii) approximately $30,000 of cash distributions received from Local Limited Partnerships during the year ended March 31, 1999 are not included in the Fund's Investments in Local Limited Partnerships for tax return purposes at December 31, 1998; (iv) organizational and offering costs of approximately

 BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

7.   Federal Income Taxes (continued)

$6,305,000 that have been capitalized for tax reporting purposes are charged to Limited Partners' equity for financial reporting purposes and (v) related party expenses which are deductible for financial reporting purposes of approximately $66,000 are not deductible for tax reporting purposes.

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 1998 are as follows:

                                                      Financial                  Tax
                                                      Reporting               Reporting
                                                      Purposes                Purposes          Differences

Investments in Local Limited Partnerships          $  28,387,876           $  26,329,967       $   2,057,909
                                                   =============           =============       =============
Other assets                                       $   3,770,432           $  10,039,583       $  (6,269,151)
                                                   =============           =============       =============
Liabilities                                        $     373,104           $      78,560       $     294,544
                                                   =============           =============       =============

The differences in assets and liabilities of the Fund for financial reporting purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $2,044,000 greater than for financial reporting purposes, including approximately $138,000 of losses the Fund has not recognized relating to one Local Limited Partnership whose cumulative equity in losses exceeded its total investment; (ii) the amortization of acquisition fees for tax return purposes exceeds financial reporting purposes by approximately $24,000; (iii) approximately $10,000 of cash distributions received from Local Limited Partnerships during the year ended March 31, 1998 are not included in the Fund's Investments in Local Limited Partnerships for tax return purposes at December 31, 1997; (iv) organizational and offering costs of approximately $6,305,000 that have been capitalized for tax reporting purposes are charged to Limited Partners' equity for financial reporting purposes and (v) related party expenses which are deductible for financial reporting purposes of approximately $67,000 are not deductible for tax reporting purposes.

Boston Financial Tax Credit Fund VII, A Limited Partnership
Schedule III - Real Estate and Accumulated
Depreciation
of Property Owned by Local Limited Partnerships in
Which Registrant has Invested at March 31, 1999





                           COST OF INTEREST AT ACQUISITION DATE
        -----------------------------------------------------------------------

                                                                                             NET IMPROVEMENTS
                              NUMBER        TOTAL                          BUILDINGS /         CAPITALIZED
                                OF         ENCUM-                          IMPROVEMENTS       SUBSEQUENT TO
DESCRIPTION                    UNITS      BRANCES *          LAND          & EQUIPMENT         ACQUISITION          LAND
-----------                    -----      ---------          ----          -----------         -----------          ----

Low and Moderate
   Income Apartment Complexes

Oak Ridge Apartments               152      $4,084,506         $727,440           $583,725           $5,747,887      $727,440
  Macon, GA
Santa Fe Oaks Phase II             129       3,694,584          382,394            642,179            6,013,289       382,394
  Gainesville, FL
Andrew's Pointe                     57       2,315,118           95,000          3,430,523               64,506        98,994
  Burnsville, MN
Palo Verde II                       60       1,085,787          148,858          2,537,261               11,579       148,858
  Henderson, NY
Woods Lane                         156       3,321,606          312,000          5,817,580               41,652       312,000
  Rogers, AR
Crafton Place                       84       1,660,814          126,001          3,083,929                1,600       126,001
  Fayetteville, AR
Guardian Place                     120       2,961,134          677,786          1,838,034            2,972,628       677,786
  Richmond, VA
Twin Oaks Meadows                   63       1,902,848                0            720,394            2,529,371       307,264
  Lansing, MI
Sunrise Terrace                     52       1,043,200          149,959          2,719,607                    0       149,959
  Madera,CA
Wynmor                             324       5,753,086          324,000          6,553,123            9,288,165     1,247,952
  Brooklyn Park, MN
Citrus Glen                        176       5,411,759          500,000            759,632            9,226,242            10
  Orlando, FL
St. Andrews Pointe                 150       4,630,091          491,634          7,349,439              815,817       491,634
  Columbia, SC
Des Moines Street Village           42       1,702,609          300,000          2,223,447              499,047       303,451
  Des Moines, IA
Fountain Lakes                     180       4,177,746          357,800          4,057,935            2,901,615       357,800
  Benton, AR
Fairhaven Manor                     40         939,706          176,182          2,043,351                5,681       176,182
  Burlington, WA
Grand Boulevard                     30       1,912,672           25,580          1,570,044            1,349,102        31,580
  Chicago, IL
Los Claveles II                    180       6,347,166          335,000          6,842,254              157,221       335,000
  Trujilio Alto, PR
Harford Commons                     30       1,736,092           28,000          2,680,017               41,003        28,000
  Baltimore, MD
Springwood (2)                     113       3,894,649          296,280          2,937,028            4,257,987       296,280
  Tallahassee, FL

                             =================================================================================================
               Totals            2,138     $58,575,173       $5,453,914        $58,389,502          $45,924,392    $6,198,585
                             =================================================================================================


Boston Financial Tax Credit Fund VII, A Limited Partnership
Schedule III - Real Estate and Accumulated Depreciation
of Property Owned by Local Limited Partnerships in
Which Registrant has Invested at March 31, 1999
                               GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31,
                                                   1998
                             --------------------------------------------------

                                                                                                LIFE ON
                                                                                                   WHICH
                                BUILDINGS                                                      DEPRECIATION
                                   AND                          ACCUMULATED       DATE          IS COMPUTED           DATE
DESCRIPTION                    IMPROVEMENTS       TOTAL        DEPRECIATION      BUILT            (YEARS)           ACQUIRED
-----------                    ------------       -----        ------------      -----            -------           --------


Low and Moderate
   Income Apartment Complexes

Oak Ridge Apartments               $6,331,612     $7,059,052        $1,390,070    8/93            10 & 30           12/31/92
  Macon, GA
Santa Fe Oaks Phase II              6,655,468      7,037,862         1,445,765    5/93            10 & 30           12/31/92
  Gainesville, FL
Andrew's Pointe                     3,491,035      3,590,029           680,497   12/93           7 & 27.5           04/13/92
  Burnsville, MN
Palo Verde II                       2,548,840      2,697,698           418,084   10/93           5 - 27.5           05/19/93
  Henderson, NY
Woods Lane                          5,859,232      6,171,232         1,200,904    7/93           7 & 27.5           07/30/93
  Rogers, AR
Crafton Place                       3,085,529      3,211,530           642,754    7/93           7 & 27.5           07/30/93
  Fayetteville, AR
Guardian Place                      4,810,662      5,488,448           733,904    8/94            5 - 40            10/07/93
  Richmond, VA
Twin Oaks Meadows                   2,942,501      3,249,765           671,844    8/94         useful lives         10/29/93
  Lansing, MI
Sunrise Terrace                     2,719,607      2,869,566           490,283   11/93         useful lives         11/24/93
  Madera,CA
Wynmor                             14,917,336     16,165,288         2,772,497    9/94          7, 15, & 30         12/22/93
  Brooklyn Park, MN
Citrus Glen                        10,485,864     10,485,874         1,833,380    9/94           5 - 27.5           12/30/93
  Orlando, FL
St. Andrews Pointe                  8,165,256      8,656,890         1,351,485    8/94            10 & 30           01/05/94
  Columbia, SC
Des Moines Street Village           2,719,043      3,022,494           293,236    4/95         useful lives         01/31/94
  Des Moines, IA
Fountain Lakes                      6,959,550      7,317,350         1,326,919    1/94           7 - 27.5           02/02/94
  Benton, AR
Fairhaven Manor                     2,049,032      2,225,214           294,690    2/94          5 - 7 & 40          03/08/94
  Burlington, WA
Grand Boulevard                     2,913,146      2,944,726           338,078    7/95         useful lives         08/03/94
  Chicago, IL
Los Claveles II                     6,999,475      7,334,475           934,890    8/94            8 & 40            08/31/94
  Trujilio Alto, PR
Harford Commons                     2,721,020      2,749,020           292,088   12/95         useful lives          2/28/95
  Baltimore, MD
Springwood (2)                      7,195,015      7,491,295         1,575,413    8/95         useful lives         12/31/94
  Tallahassee, FL

                             ==================================================
               Totals            $103,569,223   $109,767,808       $18,686,781
                             ==================================================

(1) Total aggregate cost for Federal Income Tax purposes is approximately $110,701,000. (2) Boston Financial Tax Credit Fund VII has a 20% ownership interest in Springwood Apartments, A Limited
Partnership.
                           * Mortgage   notes   payable   generally    represent
                             non-recourse financing of low-income housing projects payable with terms of up to 40 years with interest payable at rates ranging from 7.25% to 10.2%. The Fund has not guaranteed any of these mortgage notes payable.



Summary of property owned and accumulated depreciation:


Property Owned December 31, 1998                                  Accumulated Depreciation December 31, 1998
-------------------------------------------------------------     -----------------------------------------------
Balance at beginning of period                  $109,472,326      Balance at beginning of period     $14,768,634
                                              ===============
  Additions during                                                  Additions during period:
period:
                                                                       Depreciation                    3,918,147
                                                                                                   --------------
     Acquisitions                     287,005                     Balance at close of period         $18,686,781
                                                                                                   ==============
     Improvements etc.                  8,477
                          --------------------
                                                     295,482
  Deductions during
period:

Disposition of real                         0
estate
                          --------------------
                                                           0
                                              ---------------
Balance at close of                             $109,767,808
period
                                              ===============



Property Owned December 31, 1997                                  Accumulated Depreciation December 31, 1997
-------------------------------------------------------------     -----------------------------------------------
Balance at beginning of period                  $109,243,229      Balance at beginning of period     $10,724,040
  Additions during                                                  Additions during period:
period:
                                                                       Depreciation                    4,044,594
                                                                                                   --------------
     Acquisitions                     175,171                     Balance at close of period         $14,768,634
                                                                                                   ==============
     Improvements etc.                 53,926
                          --------------------
                                                     229,097
  Deductions during
period:

Disposition of real                         0
estate
                          --------------------
                                                           0
                                              ---------------
Balance at close of                             $109,472,326
period
                                              ===============



Property Owned December 31, 1996                                  Accumulated Depreciation December 31, 1996
-------------------------------------------------------------     -----------------------------------------------
Balance at beginning of period                  $110,075,465      Balance at beginning of period      $6,540,475
  Additions during                                                  Additions during period:
period:
                                                                       Depreciation                    4,183,565
                                                                                                   --------------
     Acquisitions                           0                     Balance at close of period         $10,724,040
                                                                                                   ==============
     Improvements etc.                155,579
                          --------------------
                                                     155,579
  Deductions during
period:

  Reduction of building due to developer
     fee write off                  (987,430)
  Disposition of real                   (385)
estate
                          --------------------
                                                   (987,815)
                                              ---------------
Balance at close of                             $109,243,229
period
                                              ===============

       BOSTON FINANCIAL TAX CREDIT FUND VII
              (A Limited Partnership)

             Annual Report on form 10-K
           For The Year Ended March 31, 1999
            Reports of Independent Auditors

Springwood

[Letterhead]
[LOGO]
KPMG Peat Marwick LLP
Atlanta, GA

           Independent Auditors' Report

The Partners
Springwood Apartments,
A Limited Partnership:

We have audited the accompanying balance sheets of Springwood Apartments, A Limited Partnership as of December 31, 1998 and 1997, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springwood Apartments, A Limited Partnership as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
February 26, 1999

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

/s/ KPMG Peat Marwick LLP
February 7, 1997

BHP/HARFORD

[Letterhead]
[LOGO]
Reznick Fedder & Silverman
Baltimore, MD

INDEPENDENT AUDITOR'S REPORT

To the Partners
BHP/Harford Commons Limited Partnership
Baltimore, Maryland


We have audited the accompanying balance sheet of BHP/Harford Commons Limited Partnership as of December 31, 1998, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BHP/Harford Commons Limited Partnership as of December 31, 1998, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 25 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Guide for Audits of HUD Programs, we have also issued reports dated March 11, 1999, on our consideration of BHP/Harford Commons Limited Partnership's internal control and on its compliance with specific requirements applicable to DHCH-assisted programs, fair housing and nondiscrimination, and laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman
Federal Employer
Identification Number:
52-1088612

Baltimore, Maryland
March 11, 1999
Audit Principal: William T. Riley, Jr.

<PAGE<

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

Grand Blvd

[Letterhead]
[LOGO]
Haran & Associates Ltd
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
GRAND BOULEVARD RENAISSANCE I LIMITED PARTNERSHIP
Chicago, Illinois

We have audited the accompanying balance sheet of GRAND BOULEVARD RENAISSANCE I LIMITED PARTNERSHIP, (a Limited Partnership) as of December 31, 1998 and 1997, and the related statements of profit and loss, changes in partners' equity and statements of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GRAND BOULEVARD RENAISSANCE I LIMITED PARTNERSHIP as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying supplementary information shown on Pages 17 and 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Haran & Associates LTD

HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Employer Identification No. 36-3097692
February 12, 1999

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

FAIRHAVEN

[Letterhead]
[LOGO]
Hoekstra & Hoekstra
Certified Public Accountants

To the Partners of
Fairhaven Manor Limited Partnership

We have audited the accompanying balance sheet of Fairhaven Manor Limited Partnership as of December 31, 1998, and the related statements of income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Organization's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairhaven Manor Limited Partnership as of December 31, 1998, and the results of its operations for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of supplementary information on page 15 is presented for the purposes of additional information and is not a part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Hoekstra & Hoekstra
Mount Vernon, Washington               Hoekstra & Hoekstra
January 27, 1999                             Certified Public Accountants

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

Fountain Lakes

[Letterhead]
[LOGO]
Rick J. Tanneberger
Certified Public Accountant

Independent Auditor's Report

The Partners
Fountain Lakes, A Limited Partnership

We have audited the accompanying balance sheets of Fountain Lakes, A Limited Partnership, as of December 31, 1998 and 1997, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fountain Lakes, A Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR
February 11, 1999

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

Des Monies

[Letterhead]
[LOGO]
VMcHC&S Vroman, McGowen, Hurst, Clark & Smith, P.C.
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Des Moines Street Associates, L.P.
Des Moines, Iowa

We have audited the accompanying balance sheets of Des Moines Street Associates, L.P., (a limited partnership), as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Des Moines Street Associates, L.P., as of December 31, 1998 and 1997, and the results of its operations, changes in its partners' capital and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/S/ Vroman, McGowen, Hurst, Clark & Smith, P.C.
Des Moines, Iowa
January 30, 1999

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

St. Andrews

[Letterhead]
[LOGO]
KPMG Peat Marwick LLP
Atlanta, GA

Independent Auditor's Report

The Partners
St. Andrews Pointe Apartments,
A Limited Partnership:

We have audited the accompanying balance sheets of St. Andrews Pointe Apartments, A Limited Partnership, as of December 31, 1998 and 1997, and the related statements of loss, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Andrews Pointe Apartments, A Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
February 26, 1999

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

Affordable

[Letterhead]
[LOGO]
Deloitte & Touche LLP
Orlando, FL

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partners of
Affordable/Citrus Glen, Ltd.:

We have audited the accompanying balance sheet of Affordable/Citrus Glen, Ltd. (a Florida Limited Partnership) as of December 31, 1998, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable/Citrus Glen, Ltd. (a Florida Limited Partnership) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
January 29, 1999

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

EDEN PARK

[Letterhead]
[LOGO]
MAHONEY
ULBRICH
CHRISTIANSEN
RUSS P.A.

To the Partners
Eden Park Limited Partnership
Saint Paul, Minnesota


INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of Eden Park Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eden Park Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Mahoney Ulbrich
Christiansen Russ P.A.
Saint Paul, Minnesota
January 25, 1999

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

Madera

[Letterhead]
[LOGO]
Reznick Fedder & Silverman
Boston, MA

To the Partners of
Madera Sunrise Terrace Limited Partnership

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Madera Sunrise Terrace Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madera Sunrise Terrace Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Reznick Fedder & Silverman
January 15, 1999

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

TWIN OAKS

[Letterhead]
[LOGO]
Kirschner Hutton Perlin, P.C.
Certified Public Accountants
Southfield, Michigan

Independent Auditors Report
January 19, 1999

Partners
Twin Oaks Meadows Limited Dividend Housing
Association Limited Partnership

We have audited the accompanying balance sheet of Twin Oaks Meadows Limited Dividend Housing Association Limited Partnership, MSHDA Project No. 915, as of December 31, 1998 and 1997, and the related statements of profit and loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twin Oaks Meadows Limited Dividend Housing Association Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental data on (pages 15 to 18) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 1999, on our consideration of Twin Oaks Meadows Limited Dividend Housing Association Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations and contracts.

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

Guardian

[Letterhead]
[LOGO]
ERNST & YOUNG LLP

Report of Independent Auditors

The Partners
Guardian Place Limited Partnership

We have audited the accompanying balance sheets of Guardian Place Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guardian Place Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Ernst & Young LLP
Birmingham , Alabama
February 16, 1999

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

WOODS Lane

 [Letterhead]
[LOGO]
Rick J. Tanneberger
Certified Public Accountant

Independent Auditor's Report

The Partners
Woods Lane, A Limited Partnership

We have audited the accompanying balance sheets of Woods Lane, A Limited Partnership, as of December 31, 1998 and 1997, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woods Lane, A Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR
February 11,  1999

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

Crafton

[Letterhead]
[LOGO]
Rick J. Tanneberger
Certified Public Accountant

Independent Auditor's Report

The Partners
Crafton Place, A Limited Partnership

We have audited the accompanying balance sheets of Crafton Place, A Limited Partnership, as of December 31, 1998 and 1997, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crafton Place, A Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR
February 8, 1999

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

Palo Verde

[Letterhead]
[LOGO]
Brotemarkle & Sadd
Glendale, CA
February 3, 1999

Palo Verde II
A Nevada Limited Partnership
Bakersfield, California

We have audited the accompanying balance sheet of Palo Verde II, A Nevada Limited Partnership (Palo Verde II or the Partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palo Verde II as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Andrew's Pointe

[Letterhead]
[LOGO]
BERC
& FOX LIMITED
Certified Public Accountants

Independent Auditors' Report

To the Partners,
Andrew's Pointe Limited Partnership:

We have audited the accompanying balance sheets of ANDREW'S POINTE LIMITED PARTNERSHIP (a Minnesota Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andrew's Pointe Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Berc & Fox Limited
MINNEAPOLIS, MINNESOTA
January 22, 1999

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

Santa Fe

[Letterhead]
[LOGO]
KPMG Peat Marwick LLP
Atlanta, GA

Independent Auditors' Report

The Partners
Santa Fe Oaks Phase II, A Limited Partnership:

We have audited the accompanying balance sheets of Santa Fe Oaks Phase II, A Limited Partnership as of December 31, 1998 and 1997, and the related statements of loss, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Fe Oaks Phase II, A Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/KPMG PEAT MARWICK LLP
Atlanta, GA
FEBRUARY 26, 1999

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

OAK RIDGE

[Letterhead]
[LOGO]
KPMG Peat Marwick LLP
Atlanta, GA

Independent Auditors' Report

The Partners
Oak Ridge Apartments, A Limited Partnership:

We have  audited the  accompanying  balance  sheets of Oak Ridge  Apartments,  A
Limited Partnership, as of December 31, 1998 and 1997, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Ridge Apartments, A Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/KPMG PEAT MARWICK LLP
FEBRUARY 26, 1999

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