Form 10-Q
period 1999-06-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 1999-08-12
CIK 892342

August 12, 1999



Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-Q for Quarter Ended June 30, 1999
        File Number 0-24584



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

For the quarterly period ended                   June 30,
1999

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                                    to


For Quarter Ended       June 30, 1999      Commission file number   0-24584
                  -----------------------                        --------------

                              Boston Financial Tax Credit Fund VII, A Limited
Partnership
             (Exact name of registrant as specified in its charter)


             Massachusetts                             04-3166203
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


   101 Arch Street, Boston, Massachusetts                       02110-1106

  (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code             (617) 439-3911

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

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1.   Financial Statements

          Balance Sheets - June 30, 1999 (Unaudited)
               and March 31, 1999                                         1

          Statements of Operations (Unaudited) -
               For the Three Months Ended June 30, 1999 and 1998          2

          Statement of Changes in Partners' Equity (Deficiency)
               (Unaudited) - For the Three Months Ended June 30, 1999     3

          Statements of Cash Flows (Unaudited) -
               For the Three Months Ended June 30, 1999 and 1998          4

          Notes to Financial Statements (Unaudited)                       5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations              7

PART II - OTHER INFORMATION

Items 1-6                                                                11

SIGNATURE                                                                12

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                 BALANCE SHEETS

                                                                                  June 30,            March 31,
                                                                                    1999                1999
                                                                                  (Unaudited)
Assets

Cash and cash equivalents                                                       $     391,628      $     114,347
Marketable securities, at fair value                                                2,831,731          3,020,272
Restricted cash                                                                       269,215            266,031
Investments in Local Limited Partnerships (Note 1)                                 24,727,127         25,341,905
Other assets                                                                           27,699             37,349
                                                                                -------------      -------------
     Total Assets                                                               $  28,247,400      $  28,779,904
                                                                                =============      =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                  $     141,833      $      72,014
Accounts payable and accrued expenses                                                  49,432             68,778
                                                                                -------------      -------------
     Total Liabilities                                                                191,265            140,792
                                                                                -------------      -------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                             28,073,759         28,628,826
Net unrealized gains (losses) on marketable securities                                (17,624)            10,286
                                                                                -------------      -------------
     Total Partners' Equity                                                        28,056,135         28,639,112
                                                                                -------------      -------------
     Total Liabilities and Partners' Equity                                     $  28,247,400      $  28,779,904
                                                                                =============      =============

The accompanying notes are an integral part of these financial statements.

                        BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                For the Three Months Ended June 30, 1999 and 1998



                                                                                       1999             1998
                                                                                  -------------    -------------
Revenue:
   Investment                                                                     $      43,995    $      49,353
   Other                                                                                 50,636            7,883
                                                                                  -------------    -------------
     Total Revenue                                                                       94,631           57,236
                                                                                  -------------    -------------

Expenses:
   General and administrative (includes reimbursements
     to an affiliate in the amounts of $23,957 and $21,383, respectively)                51,660           59,903
   Asset management fee, related party                                                   73,888           72,753
   Amortization                                                                           8,046            8,046
                                                                                  -------------    -------------
     Total Expenses                                                                     133,594          140,702
                                                                                  -------------    -------------

Loss before equity in losses of
   Local Limited Partnerships                                                           (38,963)         (83,466)

 Equity in losses of Local Limited Partnerships (Note 1)                               (516,104)        (876,927)
                                                                                  -------------    -------------

Net Loss                                                                          $    (555,067)   $    (960,393)
                                                                                  =============    =============

Net Loss allocated:
   To General Partners                                                            $      (5,551)   $      (9,604)
   To Limited Partners                                                                 (549,516)        (950,789)
                                                                                  -------------    -------------
                                                                                    $  (555,067)   $    (960,393)
                                                                                    ===========    =============

Net Loss per Limited Partnership Unit
   (50,930 Units)                                                                 $      (10.79)  $       (18.67)
                                                                                  =============   ==============


The accompanying notes are an integral part of these financial statements.

                        BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                    For the Three Months Ended June 30, 1999



                                                                                        Net
                                                       Initial       Investor       Unrealized
                                       General         Limited        Limited          Gains
                                       Partners        Partner        Partners       (Losses)          Total

Balance at March 31, 1999             $  (158,033)   $   5,000    $   28,781,859    $    10,286    $  28,639,112
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -        (27,910)         (27,910)
   Net Loss                                (5,551)           -          (549,516)             -         (555,067)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Loss                         (5,551)           -          (549,516)       (27,910)        (582,977)
                                      -----------    ---------    --------------    -----------    -------------

Balance at June 30, 1999              $  (163,584)   $   5,000    $   28,232,343    $   (17,624)   $  28,056,135
                                      ===========    =========    ==============    ===========    =============

The accompanying notes are an integral part of these financial statements.

                        BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                For the Three Months Ended June 30, 1999 and 1998



                                                                                      1999               1998
                                                                                  -------------    -------------

Net cash provided by (used for) operating activities                              $      24,594    $     (44,900)
                                                                                  -------------    -------------

Cash flows from investing activities:
    Purchases of marketable securities                                                 (299,842)        (599,248)
    Proceeds from sales and maturities of
       marketable securities                                                            461,901          519,129
    Cash distributions received from Local
       Limited Partnerships                                                              90,628          132,383
                                                                                  -------------    -------------
Net cash provided by investing activities                                               252,687           52,264
                                                                                  -------------    -------------

Net increase in cash and cash equivalents                                               277,281            7,364

Cash and cash equivalents, beginning of period                                          114,347          375,168
                                                                                  -------------    -------------

Cash and cash equivalents, end of period                                          $     391,628    $     382,532
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

                        BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-K for the year ended March 31, 1999. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 1999 and 1998. Certain reclassifications have been made to prior periods financial statements to conform to current period classifications.


1.   Investments in Local Limited Partnerships

The Fund has acquired interests in nineteen Local Limited Partnerships, which own and operate multi-family housing complexes. The Fund, as Investor Limited Partner, pursuant to the various Local Limited Partnership Agreements, has acquired a 99% interest, with the exception of Springwood which is a 19.80% interest, in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of Investments in Local Limited Partnerships at June 30, 1999:


Capital Contributions paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of
   Local Limited Partnerships                                                                      $  39,309,152

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $799,907)                                                                  (14,959,943)

Cash distributions received from Local Limited Partnerships                                             (710,911)
                                                                                                   -------------

Investments in Local Limited Partnerships before adjustments                                          23,638,298

Excess of investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                       1,252,338

   Accumulated amortization of acquisition fees and expenses                                            (163,509)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $  24,727,127
                                                                                                   =============

The Fund's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 1999 is $652,229. For the three months ended June
30, 1999, the Fund has not recognized $136,125 of equity in losses relating to one Local Limited Partnership where cumulative equity in losses exceeded its total investment in the Local Limited Partnership.



                        BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


2.   Commitments

At June 30, 1999, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $638,000. In addition, the Fund has set aside $217,000 for future capital contributions to one Local Limited Partnership.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and are including this statement for purposes of complying with these safe harbor provisions. Although the Fund believes the forward-looking statements are based on reasonable assumptions, the Fund can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, interest rates and unanticipated delays or expenses on the part of the Fund and their suppliers in achieving year 2000 compliance.

Liquidity and Capital Resources

At June 30, 1999, the Fund had cash and cash equivalents of $391,628, compared with $114,347 at March 31, 1999. The increase is primarily attributable to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships.

As of June 30, 1999, approximately $2,438,000 of marketable securities has been designated as Reserves by the Managing General Partner. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits if the Managing General Partner deems such funding appropriate.

At June 30, 1999, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $638,000. In addition, the Fund has set aside $217,000 for future capital contributions to one Local Limited Partnership.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 1999, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to voluntarily provide such funds in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made in the three months ended June 30, 1999.

Results of Operations

The Fund's results of operations for the three months ended June 30, 1999 resulted in a net loss of $555,067, as compared to a net loss of $960,393 for the same period in 1998. The decrease in net loss is primary attributable to a decrease in equity in losses of Local Limited Partnerships and a increase in other revenue. Equity in losses of Local Limited Partnerships decreased due to a decrease in general operating expenses of the Local Limited Partnerships and other revenue increased as a result of cash distributions received from Local Limited Partnerships.

                        BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

The Fund is invested in nineteen Local Limited Partnerships which own nineteen properties located in twelve states and Puerto Rico. Fifteen of the properties, consisting of 1574 units, were new construction, and four of the properties, consisting of 564 units, were rehabilitated. All properties have completed construction or rehabilitation and initial lease-up. Most of the 19 Local Limited Partnerships have stabilized operations. The majority of these stabilized properties are operating at break-even or are generating positive operating cash flow.

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, has been experiencing operating difficulties and is unable to achieve debt service coverage. These difficulties are mainly due to poor collections from tenants. On April 1, 1998, a new management agent was brought in to monitor property operations and increase tenant collections. Occupancy as of March 31, 1999 was 100%. The Managing General Partner will be working closely with the Local General Partner and new management agent to monitor operations.

As previously reported, Los Claveles II, located in Trujillio Alto, Puerto Rico, continues to experience operating difficulties due to ongoing capital repair needs and management issues. In 1996, an affiliate of the Managing General
Partner of the Partnership successfully negotiated with the Local General Partners, the lender and the local housing authority to replace the management agent for Los Claveles II as well as its neighboring property, Los Claveles I. The new management agent assumed responsibility for the property in December 1996. In addition, the Managing General Partner was successful in completing the negotiations with the lender, resulting in a loan modification for Los Claveles II and the approval for the Local General Partners to step down voluntarily and be replaced by an unaffiliated general partner effective upon close of the transaction. However, efforts to close this transaction have been delayed by regulatory issues, title defects and various other problems. Subsequently, the proposed replacement local general partner informed the lender and the Managing General Partner that is will not close the workout agreement. The proposed incoming local general partner cited their concern that the risks were significantly higher than expected due to the continued delays, unresolved transactional issues and the continued crime and drug issues at the property which have resulted in higher vacancy losses.

Considering this new information, the Managing General Partner and the lender have resumed negotiations and are currently reviewing other possible replacement local general partners and management agents. However, given the severity of the operating deficits, it is possible that the Partnership will not be able to retain its interest in the property. A foreclosure would result in recapture of credits for investors, the allocation of taxable income to the Partnership and loss of future benefits associated with this property.

Oak Ridge, located in Macon, Georgia, has been experiencing operating difficulties due to low occupancy. Occupancy as of March 31, 1999 was 75%. In September, a new on-site manager was hired to enhance tenant screening and marketing efforts. The Managing General Partner will be working closely with the management agent and Local General Partner to monitor property operations and marketing efforts.

Woods Lane, located in Rogers, Arkansas, has been suffering from poor occupancy due to local competition. Occupancy as of March 31, 1999 was 94%. In September 1998, a new management team was hired to step-up the marketing efforts, review rent concessions, install a resident referral plan and monitor competing rent levels. In addition, capital improvements have recently been completed which include exterior painting, carpet replacement and landscaping and grounds improvement. The Managing General Partner will closely monitor the new management agent and also review possible debt restructuring. The Managing General Partner is currently funding operating deficits.

                        BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets and investments in local limited partnerships. Each asset is analyzed by real estate experts to determine if an impairment indicator exists. If so, the carrying value is compared to future cash flows expected to be derived from the asset. If the total undiscounted cash flows are less than the carrying value, a provision to write down the asset to fair value will be charged against income.

Impact of Year 2000

The Managing General Partner's plan to resolve year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing General Partner has fully completed an assessment of all information systems that may not be operative subsequent to 1999 and has begun the remediation, testing and implementation phase on both hardware and software systems. Because the hardware and software systems of both the Fund and Local Limited Partnerships are generally the responsibility of obligated third parties, the plan primarily involves ongoing discussions with and obtaining written assurances from these third parties that pertinent systems will be 2000 compliant. In addition, neither the Fund nor the Local Limited Partnerships are incurring significant additional costs since such expenses are principally covered under the service contracts with vendors. As of August 1999, the General Partner is in the final stages of its Year 2000 remediation plan and believes all major systems are compliant; any systems still being updated are not considered significant to the Fund's operations. However, despite the likelihood that all significant year 2000 issues are expected to be resolved in a timely manner, the Managing General Partner has no means of ensuring that all systems of outside vendors or other entities that impact operations will be 2000 compliant. The Managing General Partner does not believe that the inability of third parties to address their year 2000 issues in a timely manner will have a material impact on the Fund. However, the effect of non-compliance by third parties is not readily determinable.

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

Other Development

Lend Lease Real Estate Investments, Inc., the U.S. subsidiary of Lend Lease Corporation and the leading U.S. institutional real estate advisor as ranked by assets under management, announced on July 29, 1999 it has reached a memorandum of understanding to acquire The Boston Financial Group Limited Partnership. The transaction remains subject to final due diligence, legal agreements, and regulatory approvals with no guarantee that the acquisition will be completed. The two companies are targeting to complete the transactions by the end of September.

                        BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Other Development (continued)

Headquartered in New York and Atlanta, Lend Lease Real Estate Investments, Inc. has regional offices in 12 cities nationwide. Worldwide, Lend Lease Real Estate Investments operates from more than 30 cities on five continents: North America, Europe, Asia, Australia and South America. The company ranks as the leading U.S. manager of tax-exempt assets invested in real estate. It is a subsidiary of Lend Lease Corporation, an international real estate and financial services group listed on the Australian Stock Exchange. In addition to real estate investments, the Lend Lease Group operates in the areas of property development, project management and construction, and capital services (infrastructure). Financial services activities include funds management, life insurance, and wealth protection.

                        BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 1999.

                       BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 12, 1999                  BOSTON FINANCIAL TAX CREDIT FUND VII,
                                         A LIMITED PARTNERSHIP


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