Form 10-Q
period 1999-09-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 1999-11-12
CIK 892342

November 12, 1999








Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-Q for Quarter Ended September 30, 1999
        File Number 0-24584



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

For the quarterly period ended                   September 30, 1999

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from              to


For Quarter Ended     September 30, 1999    Commission file number  0-24584
                      ------------------

            Boston Financial Tax Credit Fund VII, A Limited Partnership
             (Exact name of registrant as specified in its charter)


                   Massachusetts                                04-3166203
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                    Identification No.)


   101 Arch Street, Boston, Massachusetts                     02110-1106
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
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



                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheets - September 30, 1999 (Unaudited) and March 31, 1999              1

          Statements of Operations (Unaudited) -
               For the Three and Six Months Ended September 30, 1999 and 1998             2

          Statement of Changes in Partners' Equity (Deficiency)
               (Unaudited) - For the Six Months Ended September 30, 1999                  3

          Statements of Cash Flows (Unaudited) -
               For the Six Months Ended September 30, 1999 and 1998                       4

          Notes to Financial Statements (Unaudited)                                       5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                              7

PART II - OTHER INFORMATION

Items 1-6                                                                                10

SIGNATURE                                                                                11

                    BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)



                                 BALANCE SHEETS


                                                                                September 30,         March 31,
                                                                                    1999                1999
                                                                                  (Unaudited)
Assets

Cash and cash equivalents                                                       $     296,996      $     114,347
Marketable securities, at fair value                                                2,726,015          3,020,272
Restricted cash                                                                       272,555            266,031
Investments in Local Limited Partnerships (Note 1)                                 24,192,589         25,341,905
Other assets                                                                           35,575             37,349
                                                                                -------------      -------------
     Total Assets                                                               $  27,523,730      $  28,779,904
                                                                                =============      =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                  $      54,063      $      72,014
Accounts payable and accrued expenses                                                  37,697             68,778
                                                                                -------------      -------------
     Total Liabilities                                                                 91,760            140,792
                                                                                -------------      -------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                             27,457,611         28,628,826
Net unrealized gains (losses) on marketable securities                                (25,641)            10,286
                                                                                -------------      -------------
     Total Partners' Equity                                                        27,431,970         28,639,112
                                                                                -------------      -------------
     Total Liabilities and Partners' Equity                                     $  27,523,730      $  28,779,904
                                                                                =============      =============

The accompanying notes are an integral part of  these financial statements.


                   BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                           STATEMENTS OF OPERATIONS
                                   (Unaudited)
        For the Three and Six Months Ended September 30, 1999 and 1998



                                             Three Months Ended                          Six Months Ended
                                      September 30,        September 30,         September 30,       September 30,
                                          1999                 1998                  1999                1998
                                      -------------        -------------         -------------     -------------

Revenue:
   Investment                         $     42,222         $     51,814          $      86,217     $     101,167
   Other                                    14,047               13,110                 64,683            20,993
                                      ------------         ------------          -------------     -------------
       Total Revenue                        56,269               64,924                150,900           122,160
                                      ------------         ------------          -------------     -------------

Expenses:
   Asset management fee,
    related party                           73,888               72,753                147,776           145,506
   General and administrative
    (includes reimbursements
    to an affiliate in the amounts
    of $43,791 and $42,885 in
    1999 and 1998, respectively)            35,741               47,342                 87,401           107,245
   Amortization                              8,046                8,045                 16,092            16,091
                                      ------------         ------------          -------------     -------------
       Total Expenses                      117,675              128,140                251,269           268,842
                                      ------------         ------------          -------------     -------------

Loss before equity in losses
    of Local Limited Partnerships          (61,406)             (63,216)              (100,369)         (146,682)

Equity in losses of
   Local Limited Partnerships
   (Note 1)                               (554,742)            (791,375)            (1,070,846)       (1,668,302)
                                      ------------         ------------          -------------     -------------

Net Loss                              $   (616,148)        $   (854,591)         $  (1,171,215)    $  (1,814,984)
                                      ============         ============          =============     =============

Net Loss allocated:
   To General Partners                $     (6,161)        $     (8,546)         $     (11,712)    $     (18,150)
   To Limited Partners                    (609,987)            (846,045)            (1,159,503)       (1,796,834)
                                      ------------         ------------          -------------     -------------
                                      $   (616,148)        $   (854,591)         $  (1,171,215)    $  (1,814,984)
                                      ============         ============          =============     =============

Net Loss per Limited
   Partnership Unit
   (50,930 Units)                     $     (11.98)        $     (16.61)         $      (22.77)    $     (35.28)
                                      ============         ============          =============     ============
The accompanying notes are an integral part of  these financial statements.

                   BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                                   (Unaudited)
                   For the Six Months Ended September 30, 1999


                                                                                        Net
                                                   Initial         Investor         Unrealized
                                     General       Limited          Limited            Gains
                                     Partners      Partner         Partners          (Losses)             Total

Balance at March 31, 1999          $   (158,033)   $  5,000     $  28,781,859       $    10,286      $   28,639,112
                                   ------------    --------     -------------       -----------      --------------

Comprehensive Loss:
   Net change in net unrealized
     gains on marketable securities
     available for sale                       -          -                  -           (35,927)            (35,927)
   Net Loss                             (11,712)         -         (1,159,503)                -          (1,171,215)
                                   ------------    -------      -------------       -----------      --------------
Comprehensive Loss                      (11,712)         -         (1,159,503)          (35,927)         (1,207,142)
                                   ------------    -------      -------------       -----------      --------------

Balance at September 30, 1999      $   (169,745)   $ 5,000      $  27,622,356       $   (25,641)     $ 27,431,970
                                   ============    =======      =============       ===========      ============

The accompanying notes are an integral part of  these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Six Months Ended September 30, 1999 and 1998



                                                                                      1999              1998
                                                                                  -------------    -------------

Net cash used for operating activities                                            $    (139,724)   $    (246,331)
                                                                                  -------------    -------------

Cash flows from investing activities:
    Purchases of marketable securities                                                 (399,725)      (1,048,095)
    Proceeds from sales and maturities of
       marketable securities                                                            659,720        1,272,115
    Investments in Local Limited Partnerships                                           (25,000)               -
    Cash distributions received from Local
       Limited Partnerships                                                              87,378          146,909
                                                                                  -------------    -------------
Net cash provided by investing activities                                               322,373          370,929
                                                                                  -------------    -------------

Net increase in cash and cash equivalents                                               182,649          124,598

Cash and cash equivalents, beginning                                                    114,347          375,168
                                                                                  -------------    -------------

Cash and cash equivalents, ending                                                 $     296,996    $     499,766
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

                   BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form Form 10-K for the year ended  March 31,  1999.  In the  opinion  of  management,  these  financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis, because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 1999 and 1998.

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

The following is a summary of Investments in Local Limited Partnerships at September 30, 1999:


Capital Contributions paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                $  39,334,152

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $908,149)                                                                  (15,514,685)

Cash distributions received from Local Limited Partnerships                                             (707,661)
                                                                                                   -------------

Investments in Local Limited Partnerships before adjustments                                          23,111,806

Excess of investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                       1,252,338

   Accumulated amortization of acquisition fees and expenses                                            (171,555)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $  24,192,589
                                                                                                   =============

The Fund's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 1999 totaled $1,315,213. For the six months ended September 30, 1999, the Fund has not recognized $244,367 of equity in losses relating to one Local Limited Partnership where cumulative equity in losses exceeded its total investment in the Local Limited Partnership.

                    BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


2.    Commitments

At September 30, 1999, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria set forth in the Local Limited Partnership Agreements and total approximately $613,000. In addition, the Fund has set aside $217,000 for future capital contributions to one Local Limited Partnership.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Fund believes the forward-looking statements are based on reasonable assumptions, the Fund can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, interest rates and unanticipated delays or expenses on the part of the Fund and its suppliers in achieving year 2000 compliance.

Liquidity and Capital Resources

At September 30, 1999, the Fund had cash and cash equivalents of $296,996, compared with $114,347 at March 31, 1999. The increase is primarily attributable to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities. This increase is partially offset by cash used for operating activities.

As of September 30, 1999, approximately $2,366,000 of marketable securities has been designated as Reserves by the Managing General Partner. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits if the Managing General Partner deems such funding appropriate.

At September 30, 1999, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria set forth in the Local Limited Partnership Agreements and total approximately $613,000. In addition, the Fund has set aside $217,000 for future capital contributions to one Local Limited Partnership.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 1999, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to voluntarily provide such funds in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the six months ended September 30, 1999.

Results of Operations

The Fund's results of operations for the three and six months ended September 30, 1999 resulted in a net loss of $616,148 and $1,171,215, respectively, as compared to a net loss of $854,591 and $1,814,984 for the same periods in 1998. The decrease in net loss is primary attributable to a decrease in equity in losses of Local Limited Partnerships, a decrease in general and administrative expenses and an increase in other revenue. The decrease in net loss is partially offset by a decrease in investment revenue.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

The Fund is invested in nineteen Local Limited Partnerships which own nineteen properties located in twelve states and Puerto Rico. Fifteen of the properties, consisting of 1,574 units, were new construction, and four of the properties, consisting of 564 units, were rehabilitated. All properties have completed construction or rehabilitation and initial lease-up. Most of the 19 Local Limited Partnerships have stabilized operations. The majority of these stabilized properties is operating at break-even or is generating positive operating cash flow.

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, has been experiencing operating difficulties and is unable to achieve debt service coverage. These difficulties are mainly due to poor collections from tenants. On April 1, 1998, a new management agent was brought in to monitor property operations and increase tenant collections. Occupancy as of June 30, 1999 declined to 89%. The Managing General Partner will be working closely with the Local General Partner and new management agent to monitor operations.

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

Oak Ridge, located in Macon, Georgia, had been experiencing operating difficulties due to low occupancy. Occupancy as of June 30, 1999 improved slightly from the last quarter to 79%. In September, a new on-site manager was hired to enhance tenant screening and marketing efforts. The Managing General Partner will be working closely with the management agent and Local General Partner to monitor property operations and marketing efforts.

Woods Lane, located in Rogers, Arkansas, had been suffering from poor occupancy due to local competition. However, occupancy as of June 30, 1999 improved 99%. In September 1998, a new management team was hired to step-up the marketing efforts, review rent concessions, install a resident referral plan and monitor competing rent levels. In addition, capital improvements have recently been completed which include exterior painting, carpet replacement and landscaping and grounds improvement. The Managing General Partner will closely monitor the new management agent and also review possible debt restructuring. The Managing General Partner is currently funding operating deficits.

                       BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



Impact of Year 2000

The Managing General Partner's plan to resolve year 2000 issues involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing General Partner has fully completed an assessment of all information systems that may not be operative subsequent to 1999 and has begun the remediation, testing and implementation phase on both hardware and software systems. Because the hardware and software systems of both the Fund and Local Limited Partnerships are generally the responsibility of obligated third parties, the plan primarily involves ongoing discussions with and obtaining written assurances from these third parties that pertinent systems will be 2000 compliant. In addition, neither the Fund nor the Local Limited Partnerships are incurring significant additional costs since such expenses are principally covered under service contracts with vendors. As of November 1999, the General Partner is in the final stages of its Year 2000 remediation plan and believes all major systems are compliant; any systems still being updated are not considered significant to the Fund's operations. However, despite the likelihood that all significant year 2000 issues are expected to be resolved in a timely manner, the Managing General Partner has no means of ensuring that all systems of outside vendors or other entities that impact operations will be 2000 compliant. The Managing General Partner does not believe that the inability of third parties to address their year 2000 issues in a timely manner will have a material impact on the Fund. However, the effect of non-compliance by third parties is not readily determinable.

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

Other Development

Lend Lease Real Estate Investments, Inc., ("Lend Lease") the U.S. subsidiary of Lend Lease Corporation and the leading U.S. institutional real estate advisor, as ranked by assets under management, announced on July 29, 1999 it had reached a memorandum of understanding to acquire The Boston Financial Group Limited Partnership ("Boston Financial"). Lend Lease closed the acquisition of Boston Financial on November 3, 1999.

Headquartered in New York and Atlanta, Lend Lease Corporation has regional offices in 12 cities nationwide. The company ranks as the leading U.S. manager of tax-exempt assets invested in real estate. Lend Lease is a subsidiary of Lend Lease Corporation, an international real estate and financial services group listed on the Australian Stock Exchange. Worldwide, Lend Lease Corporation operates from more than 30 cities on five continents: North America, Europe, Asia, Australia and South America. In addition to real estate investments, the Lend Lease Group operates in the areas of property development, project management and construction, and capital services (infrastructure). Financial services activities include funds management, life insurance, and wealth protection.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended September 30, 1999.

                     BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 12, 1999            BOSTON FINANCIAL TAX CREDIT FUND VII,
                                     A LIMITED PARTNERSHIP


                                     By: Arch Street VII, Inc.,
                                     its Managing General Partner




                                     /s/Randolph G. Hawthorne
                                     Randolph G. Hawthorne
                                     Managing Director, Vice President and
                                     Chief Operating Officer