Form 10-Q
period 1999-12-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2000-02-11
CIK 892342

February 11, 2000





Securities and Exchange Commission
Filer Support, Edgar
Operation Center, Stop 0-7
6432 General Green Way
Alexandria, VA 22312

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-Q for Quarter Ended December 31, 1999
        File No. 0-24584



Gentlemen:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is one copy of subject report.


Very truly yours,



/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller





TC7-Q3.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31,  1999

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


                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheets - December 31, 1999 (Unaudited)
               and March 31, 1999                                                         1

          Statements of Operations (Unaudited) -
               For the Three and Nine Months Ended December 31, 1999 and 1998             2

          Statement of Changes in Partners' Equity (Deficiency)
               (Unaudited) - For the Nine Months Ended December 31, 1999                  3

          Statements of Cash Flows (Unaudited) -
               For the Nine Months Ended December 31, 1999 and 1998                       4

          Notes to Financial Statements (Unaudited)                                       5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                              7

PART II - OTHER INFORMATION

Items 1-6                                                                                 9

SIGNATURE                                                                                 10



                   BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)


                                 BALANCE SHEETS


                                                                                December 31,          March 31,
                                                                                    1999                1999
                                                                                  (Unaudited)
Assets

Cash and cash equivalents                                                       $     232,145      $     114,347
Marketable securities, at fair value                                                2,520,339          3,020,272
Restricted cash                                                                       276,128            266,031
Investments in Local Limited Partnerships (Note 1)                                 23,365,603         25,341,905
Other assets                                                                           28,530             37,349
                                                                                -------------      -------------
     Total Assets                                                               $  26,422,745      $  28,779,904
                                                                                =============      =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                  $      61,704      $      72,014
Accounts payable and accrued expenses                                                  53,492             68,778
                                                                                -------------      -------------
     Total Liabilities                                                                115,196            140,792
                                                                                -------------      -------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                             26,339,928         28,628,826
Net unrealized gains (losses) on marketable securities                                (32,379)            10,286
                                                                                -------------      -------------
     Total Partners' Equity                                                        26,307,549         28,639,112
                                                                                -------------      -------------
     Total Liabilities and Partners' Equity                                     $  26,422,745      $  28,779,904
                                                                                =============      =============
The accompanying notes are an integral part of these financial statements.

                     BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
             For the Three and Nine Months Ended December 31, 1999 and 1998
                                   (Unaudited)



                                             Three Months Ended                          Nine Months Ended
                                      December 31,         December 31,           December 31,       December 31,
                                          1999                 1998                   1999               1998
                                      -------------        -------------         -------------     --------------

Revenue:
   Investment                         $      41,162        $      48,427         $     127,379     $       149,594
   Other                                      2,205               30,149                66,888              51,142
                                      -------------        -------------         -------------     ---------------
       Total Revenue                         43,367               78,576               194,267             200,736
                                      -------------        -------------         -------------     ---------------

Expenses:
   Asset management fee,
    related party                            73,888               72,753               221,664             218,259
   General and administrative
    (includes reimbursements
    to an affiliate in the amounts
    of $68,054 and $65,970 in
    1999 and 1998, respectively)             57,373               86,231               144,774             193,476
   Amortization                               8,046                8,045                24,138              24,136
                                      -------------        -------------         -------------     ---------------
       Total Expenses                       139,307              167,029               390,576             435,871
                                      -------------        -------------         -------------     ---------------

Loss before equity in losses
    of Local Limited Partnerships           (95,940)             (88,453)             (196,309)           (235,135)

Equity in losses of Local Limited
   Partnerships (Note 1)                 (1,021,743)            (774,103)           (2,092,589)         (2,442,405)
                                      -------------        -------------         -------------     ---------------

Net Loss                              $  (1,117,683)       $    (862,556)        $  (2,288,898)    $    (2,677,540)
                                      =============        =============         =============     ===============


Net Loss allocated:
   To General Partners                $     (11,177)       $      (8,625)        $     (22,889)    $       (26,775)
   To Limited Partners                   (1,106,506)            (853,931)           (2,266,009)         (2,650,765)
                                      -------------        -------------         -------------     ---------------
                                      $  (1,117,683)       $    (862,556)        $  (2,288,898)    $    (2,677,540)
                                      =============        =============         =============     ===============

Net Loss per Limited
   Partnership Unit
   (50,930 Units)                     $      (21.72)       $      (16.77)        $      (44.49)    $        (52.05)
                                      =============        =============         =============     ===============


The accompanying notes are an integral part of these financial statements.

                  BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 1999
                                   (Unaudited)


                                                                                        Net
                                                   Initial         Investor         Unrealized
                                     General       Limited          Limited            Gains
                                     Partners      Partner         Partners          (Losses)             Total

Balance at March 31, 1999          $   (158,033)   $ 5,000      $  28,781,859       $    10,286      $   28,639,112
                                   ------------    -------      -------------       -----------      --------------

Comprehensive Loss:
   Net change in net unrealized
     gains on marketable securities
     available for sale                       -          -                  -           (42,665)            (42,665)
   Net Loss                             (22,889)         -         (2,266,009)                -          (2,288,898)
                                   ------------    -------      -------------       -----------      --------------
Comprehensive Loss                      (22,889)         -         (2,266,009)          (42,665)         (2,331,563)
                                   ------------    -------      -------------       -----------      --------------

Balance at December 31, 1999       $   (180,922)   $ 5,000      $  26,515,850       $   (32,379)     $   26,307,549
                                   ============    =======      =============       ===========      ==============


The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 1999 and 1998
                                   (Unaudited)



                                                                                      1999              1998
                                                                                  -------------    -------------

Net cash used for operating activities                                            $    (200,514)   $    (225,894)
                                                                                  -------------    -------------

Cash flows from investing activities:
    Purchases of marketable securities                                                 (498,955)      (1,547,876)
    Proceeds from sales and maturities of
       marketable securities                                                            957,692        1,796,627
    Investments in Local Limited Partnerships                                          (230,000)               -
    Cash distributions received from Local
       Limited Partnerships                                                              89,575          151,496
                                                                                  -------------    -------------
Net cash provided by investing activities                                               318,312          400,247
                                                                                  -------------    -------------

Net increase in cash and cash equivalents                                               117,798          174,353

Cash and cash equivalents, beginning of period                                          114,347          375,168
                                                                                  -------------    -------------

Cash and cash equivalents, end of period                                          $     232,145    $     549,521
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



                    BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's 10-K for the year ended March 31, 1999. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 1999 and 1998.

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

The following is a summary of Investments in Local Limited Partnerships at December 31, 1999:


Capital Contributions paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of
   Local Limited Partnerships                                                                      $  39,539,152

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $871,205)                                                                  (16,536,428)

Cash distributions received from Local Limited Partnerships                                             (709,858)
                                                                                                   -------------

Investments in Local Limited Partnerships before adjustments                                          22,292,866

Excess of investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                       1,252,338

   Accumulated amortization of acquisition fees and expenses                                            (179,601)
                                                                                                   -------------

Investments in Local Limited Partnerships                                                          $  23,365,603
                                                                                                   =============

The Fund's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 1999 totaled $2,300,012. For the nine months ended December 31, 1999, the Fund has not recognized $207,423 of equity in losses relating to one Local Limited Partnership where cumulative equity in losses exceeded its total investment in the Local Limited Partnership.

                   BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


2.   Commitments

At December 31, 1999, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria set forth in the Local Limited Partnership Agreements and total approximately $408,000. In addition, the Fund has set aside $217,000 for future capital contributions to one Local Limited Partnership.

                    BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Fund believes the forward-looking statements are based on reasonable assumptions, the Fund can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Liquidity and Capital Resources

At December 31, 1999, the Fund had cash and cash equivalents of $232,145, compared with $114,347 at March 31, 1999. The increase is primarily attributable to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships. This increase is partially offset by capital contributions paid to Local Limited Partnerships and cash used for operating activities.

As of December 31, 1999, approximately $2,230,000 of marketable securities has been designated as Reserves by the Managing General Partner. The Reserves, as defined in the Partnership Agreement, were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits if the Managing General Partner deems such funding appropriate.

At December 31, 1999, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria set forth in the Local Limited Partnership Agreements and total approximately $408,000. In addition, the Fund has set aside $217,000 for future capital contributions to one Local Limited Partnership.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 1999, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to voluntarily provide such funds in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 1999.

                    BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The Fund's results of operations for the three and nine months ended December 31, 1999 resulted in net losses of $1,117,683 and $2,288,898, respectively, as compared to net losses of $862,556 and $2,677,540 for the same respective periods in 1998. The increase in net losses for the three month period is primarily attributable to investments by the Fund to a Local Limited Partnership as a result of a loan modification at the Local Limited Partnership resulting in the recognition of previously unrecognized losses. The decrease in net losses for the nine month period is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and a decrease in general and administrative expenses. Equity in losses of Local Limited Partnerships decreased due to an increase in total rental income of the Local Limited Partnerships, partially offset by a decrease unrecognized losses by the Fund of Local Limited Partnerships whose cumulative equity in losses exceed its total investment in those partnerships.

Property Discussions

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, has been experiencing operating difficulties and is unable to achieve debt service coverage. These difficulties are mainly due to poor collections from tenants. On April 1, 1998, a new management agent was brought in to monitor property operations and increase tenant collections. As of December 31, 1999, occupancy was 97%. The Managing General Partner will be working closely with the Local General Partner and new management agent to monitor operations.

As previously reported, Los Claveles II, located in Trujillo Alto, Puerto Rico, continues to experience operating difficulties due to ongoing capital repair needs and management issues.

However, effective December 30, 1999, the Managing General Partner and the lender were successful in closing a workout for Los Claveles II which included bringing in the replacement General Partner and restructuring the existing debt on the property. The loan restructuring will generate cancellation of debt income. However, this workout provides funds for much needed capital improvements and deferred maintenance. In addition, the incoming Local General Partner and its management affiliate are well qualified and experienced to deal with the complicated task of turning this property around. The Managing General Partner will continue to monitor this property closely.

Oak Ridge, located in Macon, Georgia, has been experiencing operating difficulties due to low occupancy. Occupancy as of December 31, 1999 was 70%. In September, a new on-site manager was hired to enhance tenant screening and marketing efforts. The Managing General Partner will be working closely with the management agent and Local General Partner to monitor property operations and marketing efforts.

Woods Lane, located in Rogers, Arkansas, has been suffering from poor occupancy due to local competition. Occupancy as of December 31, 1999 was 94%. In September 1998, a new management team was hired to step-up the marketing efforts, review rent concessions, install a resident referral plan and monitor competing rent levels. In addition, capital improvements have recently been completed which include exterior painting, carpet replacement and landscaping and grounds improvement. The Managing General Partner will closely monitor the new management agent and also review possible debt restructuring. The Managing General Partner is currently funding operating deficits.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 1999.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 11, 2000             BOSTON FINANCIAL TAX CREDIT FUND VII,
                                      A LIMITED PARTNERSHIP


                                      By: Arch Street VII, Inc.,
                                      its Managing General Partner




                                      /s/Randolph G. Hawthorne
                                      Randolph G. Hawthorne
                                      Managing Director, Vice President and
                                      Chief Operating Officer