Form 10-K
period 2000-03-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2000-06-30
CIK 892342

June 29, 2000



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

       Boston Financial Tax Credit Fund VII, A Limited Partnership Annual Report on Form 10-K for the Year Ended March 31, 2000 File Number 0-24584

Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is one copy of subject report.

Very truly yours,




/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller


TC710K-K

                                          UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                           FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                  March 31, 2000
                         --------------------------------

                                                         OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to


                              Commission file number 0-24584

                   Boston Financial Tax Credit Fund VII, A Limited Partnership
                      (Exact name of registrant as specified in its charter)

               Massachusetts                           04-3166203
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

   101 Arch Street, Boston, Massachusetts               02110-1106
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (617) 439-3911
                                                -------------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange on
          Title of each class                             which registered
                 None                                           None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate sales price of partnership units held by non-affiliates of
the registrant.         $45,581,000 as of March 31, 2000

                                                               K-5
DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS: (2) ANY PROXY OR INFORMATION STATEMENT: AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b)OR
(c) UNDER THE SECURITIES ACT OF 1933.

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

     "Estimated Use of Proceeds"                              Part III, Item 13

     "Management Compensation and Fees"                       Part III, Item 13

     "Profits and Losses for Tax Purposes, Tax
        Credits and Cash Distributions"                       Part III, Item 13

                BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                             ANNUAL REPORT ON FORM 10-K
                          FOR THE YEAR ENDED MARCH 31, 2000


                                  TABLE OF CONTENTS


                                                                       Page No.

PART I

     Item 1       Business                                                  K-3
     Item 2       Properties                                                K-5
     Item 3       Legal Proceedings                                         K-10
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                          K-10

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                           K-10
     Item 6       Selected Financial Data                                   K-11
     Item 7       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             K-12
     Item 7A      Quantitative and Qualitative Disclosures about
                  Market Risk                                               K-15
     Item 8       Financial Statements and Supplementary Data               K-15
     Item 9       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                    K-15

PART III

     Item 10      Directors and Executive Officers
                  of the Registrant                                         K-15
     Item 11      Management Remuneration                                   K-16
     Item 12      Security Ownership of Certain Beneficial
                  Owners and Management                                     K-16
     Item 13      Certain Relationships and Related Transactions            K-17

PART IV

     Item 14      Exhibits, Financial Statement Schedule and
                  Reports on Form 8-K                                       K-19

SIGNATURES                                                                  K-20

                                      PART I


Item 1.  Business

Boston Financial Tax Credit Fund VII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership formed on September 14, 1992 under the laws of the Commonwealth of Massachusetts. The Fund's partnership agreement ("Partnership Agreement") authorizes the sale of up to 100,000 Units of limited partnership interest at $1,000 per Unit. On November 30, 1993, the Fund held its final investor closing. In total, the Fund received $50,930,000 of capital contributions for 50,930 units. Such amounts exclude five unregistered Units previously acquired for $5,000 by the Initial Limited Partner, which is also one of the General Partners. The offering of Units terminated on January 21, 1994. No further sale of units is expected.

The Fund is engaged solely in the business of real estate investment. Accordingly, a presentation of information about industry segments is not applicable and would not be material to an understanding of the Fund's business taken as a whole.

The Fund has invested as a limited partner in other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties") some of which benefit from some form of federal, state or local assistance programs and all of which qualify for low-income housing tax credits ("Tax Credits") added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986. The investment objectives of the Fund include the following:
(i) to provide investors with annual tax credits which they may use to reduce their federal income taxes; (ii) to provide limited cash distributions from the operations of apartment complexes; and (iii) to preserve and protect the Fund's capital with the possibility of realizing a profit through the sale or refinancing of apartment complexes. There cannot be any assurance that the Fund will attain any or all of these investment objectives. A more detailed discussion of these investment objectives, along with the risks in achieving them, is contained in the sections of the Prospectus entitled "Investment Objectives and Policies Principal Investment Objectives" and "Investment Risks", which are herein incorporated by this reference.

Table A on the following page lists the properties originally acquired by the Local Limited Partnerships in which the Fund has invested. Item 7 of this Report contains other significant information with respect to such Local Limited Partnerships. The terms of the acquisition of each Local Limited Partnership interest have been described in a supplement to the Prospectus and collected in the post-effective amendment to the Registration Statement; such descriptions are incorporated herein by this reference.

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



The Fund's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%, with the exception of Springwood which is 19.8%. Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

Although the Fund's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Fund's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2000, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions to Local Limited Partnerships: (i) Oak Ridge, Santa Fe Oaks Phase II, Springwood and St. Andrews Pointe, representing 23.92%, have Flournoy Development Company and John Flournoy as Local General Partners; (ii) Woods Lane, Crafton Place and Fountain Lakes, representing 16.92%, have Lindsey Management Company as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports reported on Forms 8-K, which are herein incorporated by reference.

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

The Fund is managed by Arch Street VII, Inc., the Managing General Partner of the Fund. The other General Partner of the Fund is Arch Street VII Limited Partnership. The Fund, which does not have any employees, reimburses Lend Lease Real Estate Investments, Inc., an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Fund is set forth in Item 10 of this Report.

Item 2.  Properties

The Fund owns limited partnership interests in nineteen Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood, which is 19.8%.

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


                                                           Capital Contributions              Mtge. loans                 Occupancy
Local Limited Partnership            Number        Total Committed      Paid Through           payable at                      at
Property Name                         of            at March 31,          March 31,           December 31,      Type of    March 31,
Property Location                  Apt. Units          2000                 2000                1999           Subsidy*     2000
--------------------------------  -------------- -------------------  -----------------   ------------------ ---------- -----------

Oak Ridge Apartments,
   a Limited Partnership
Oak Ridge
Macon, GA                             152              $2,870,245          $2,870,245          $4,046,475          None        71 %

Santa Fe Oaks Phase II,
   a Limited Partnership
Santa Fe Oaks II
Gainesville, FL                       129               2,698,631           2,698,586           3,660,185          None        98%

Andrew's Pointe Limited
   Partnership
Andrew's Pointe
Burnsville, MN                         57               1,333,800           1,333,800           2,283,645          None        95%

Palo Verde II, a Nevada
   Limited Partnership
Palo Verde II
Henderson, NV                          60               1,324,801           1,324,801           1,074,298          None        96%

Woods Lane, a Limited
   Partnership
Woods Lane
Rogers, AR                            156               2,574,180           2,574,180           3,285,471          None       100%

Crafton Place, a Limited
   Partnership
Crafton Place
Fayetteville, AR                       84               1,365,120           1,365,120           1,642,747          None       100%






                                                           Capital Contributions                Mtge. Loans               Occupancy
Local Limited Partnership           Number          Total Committed       Paid Through          payable at                    at
Property Name                         of              at March 31,         March 31,            December 31,     Type of   March 31,
Property Location                  Apt. Units             2000               2000                  1999          Subsidy*    2000
-------------------------------- -------------- -------------------------------------------  ----------------  ---------- ---------

Guardian Place
   Limited Partnership
Guardian Place
Richmond, VA                          120                  2,174,390        2,174,390           2,945,065         None         84%

Twin Oaks Meadows Limited
   Dividend Housing Association
   Limited Partnership
Twin Oaks Meadows
Lansing, MI                            63                  1,436,400        1,436,400           1,889,103         None         94%

Madera Sunrise Terrace
   Limited Partnership
Sunrise Terrace
Madera, CA                             52                  1,523,196        1,523,196             995,967         None         98%

Eden Park Limited
   Partnership
Wynmor
Brooklyn Park, MN                     324                  5,527,758        5,527,758           5,660,037         None         90%

Affordable Citrus Glen
   Limited Partnership
Citrus Glen
Orlando, FL                           176                  4,581,360        4,581,360           5,377,384         None         98%

St. Andrews Pointe Apartments,
   A Limited Partnership
St. Andrews Pointe
Columbia, SC                          150                  3,414,528        3,414,528           4,587,899         None         88%





                                                            Capital Contributions              Mtge. Loans                Occupancy
Local Limited Partnership          Number          Total Committed       Paid Through           payable at                   at
Property Name                        of             at March 31,          March 31,            December 31,     Type of    March 31,
Property Location                Apt. Units                2000             2000                  1999          Subsidy*     2000
-------------------------------- -----------  ----------------------  -----------------  ------------------ ------------ ----------

Des Moines Street Associates
   Limited Partnership
Des Moines St. Village
Des Moines, IA                       42                  1,083,996          1,083,996           1,679,037       Section 8      98%

Fountain Lakes, A Limited
   Partnership
Fountain Lakes
Benton, AR                          180                  2,854,593          2,854,593           4,133,906          None        98%

Fairhaven Manor Limited
   Partnership
Fairhaven Manor
Burlington, WA                       40                  1,232,020          1,232,020             929,733          None       100%

Grand Boulevard Renaissance I
   Limited Partnership
Grand Boulevard Renaissance
Chicago, IL                          30                  1,085,000            868,000           1,936,992        Section 8     97%

Los Claveles, S.E. Limited
   Partnership
Los Claveles II
Trujilio Alto, PR                   180                  1,272,000            923,374           9,000,135        Section 8     49%

BHP/Harford Commons
   Limited Partnership
Harford Commons
Baltimore, MD                        30                  1,187,000          1,128,000           1,726,920           None       90%




                                                            Capital Contributions              Mtge. loans                Occupancy
Local Limited Partnership          Number          Total Committed          Paid Through        payable at                    at
Property Name                        of             at March 31,             March 31,         December 31,      Type of   March 31,
Property Location               Apt. Units                2000                  2000               1999          Subsidy*    2000
----------------------------------------------  -------------------    -----------------  ------------------  ---------------------

Springwood Apartments,
   A Limited Partnership
Springwood
Tallahassee, FL                     113                    624,805            624,805            3,854,331          None       95%
                                  -----               ------------       ------------         ------------
                                  2,138                $40,163,823        $39,539,152         $ 60,709,330
                                  =====                ===========        ===========         ============

* Section 8 This subsidy, which is authorized under Section 8 of Title II of the Housing and Community Development Act of 1974, allows qualified low-income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government.

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

Affordable Citrus Glen Limited Partnership ("Citrus Glen") has obtained permanent financing in the amount of $3,848,000 at an interest rate of 9.55%. The note requires monthly principal and interest payments of $32,497, amortized over a 30 year period, with the unpaid principal balance due in full on February 1, 2010. Additional financing has been obtained in the amount of $1,670,000, with stated interest at 9%, from the Florida Housing Finance Agency. Due to other claims against cash flows, the maximum effective rate will be 4.5%, the rate at which interest is currently being accrued. Repayment is based on the cash flow of Citrus Glen, beginning on January 10, 1995, with annual payments due each January 10 through 2009, at which time all outstanding principal and interest is due. The loan is non-recourse and is collateralized by a second mortgage on Citrus Glen's rental property and an assignment of leases, rents and contract rights.

Duration of leases for occupancy in the Properties described above is six to twelve months. The Managing General Partner believes the described herein are adequately covered by insurance.

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

As of June 15, 2000, there were 2,474 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. No cash distributions were paid during the years ended March 31, 2000, 1999 and 1998.

Item 6.  Selected Financial Data

The following table sets forth selected financial information regarding the Fund's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data, which are included in Items 7 and 8 of this Report.

                                            March 31,       March 31,       March 31,      March 31,     March 31,
                                             2000            1999           1998            1997            1996
                                         ------------     ------------   ------------   ------------    --------

Revenue                                  $    236,880     $    256,266   $    254,185   $    400,349    $     257,160
Equity in losses of Local Limited
 Partnerships                              (2,745,266)      (2,852,291)    (3,325,494)    (2,967,826)      (2,570,732)
Net Loss                                   (3,048,493)      (3,150,253)    (3,626,340)    (3,131,087)      (2,870,229)
   Per Limited Partnership Unit (A)            (59.26)          (61.24)        (70.49)        (60.86)          (55.79)
Cash and cash equivalents                     307,807          114,347        375,168        373,729          334,845
Marketable securities                       2,491,752        3,020,272      3,106,645      3,240,944        3,855,342
Investments in Local Limited
   Partnerships                            22,640,861       25,341,905     28,387,876     31,792,098       34,328,400
Long-term debt                                      -                -              -              -                -
Total assets (B)                           25,752,403       28,779,904     32,158,308     35,694,649       38,795,017
Cash Distribution                                   -                -              -              -                -

Other data:
Passive loss (C)                           (2,916,825)      (4,009,001)    (4,473,368)    (3,697,126)      (3,835,484)
   Per Limited Partnership Unit (C)            (56.70)          (77.93)        (86.95)        (71.87)          (74.56)
Portfolio income (C)                          279,480          304,325        301,029        359,903          477,042
   Per Limited Partnership Unit (C)              5.43             5.92           5.85           7.00             9.27
Other Income (C)                            2,444,059                -              -              -                -
   Per Limited Partnership Unit (C)             47.51                -              -              -                -
Net short term capital losses (C)                   -                -              -              -             (610)
   Per Limited Partnership Unit (C)                 -                -              -              -             (.01)
Low-Income Housing Tax Credit (C)           7,556,310        7,547,206      7,547,206      7,531,209        7,016,512
   Per Limited Partnership Unit (C)            146.88           146.71         148.19         146.39           136.39
Local Limited Partnership interests
   owned at end of period                          19               19             19             19               19

(A) Per Limited Partnership Unit data is based upon 50,930 Units for all of the five years ended March 31, 2000.

(B) Total assets include the investments in Local Limited Partnerships.

(C) Income tax information is as of December 31, the year end of the Fund for income tax purposes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statement, and is including this statement for purposes of complying with these safe harbor provisions. Although the Fund believes the forward-looking statements are based on reasonable assumptions, the Fund can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Liquidity and Capital Resources

At March 31, 2000, the Fund had cash and cash equivalents of $307,807 compared with $114,347 at March 31, 1999. This increase is due to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships. These increases are offset by cash used for operations and investments in Local Limited Partnerships.

As of March 31, 2000, approximately $2,240,000 of marketable securities has been designated as Reserves by the Managing General Partner. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate.

At March 31, 2000, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $408,000. In addition, the Fund has set aside $217,000 for future capital contributions to one Local Limited Partnership.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2000, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made in the two years ended March 31, 2000, 1999 or 1998. It is not expected that cash available for distribution, if any, will be significant during the 2000 calendar year. Based on the results of 1999 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.






Results of Operations

2000 versus 1999

The Fund's results of operations for the year ended March 31, 2000 resulted in a net loss of $3,048,493 as compared to a net loss of $3,150,253 for the same period in 1999. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in losses not recognized by the Fund for a Local Limited Partnership where the Fund's cumulative equity in losses exceeded its total investment. The decrease in equity in losses of Local Limited Partnership's is expected to continue.

1999 versus 1998

The Fund's results of operations for the year ended March 31, 1999 resulted in a net loss of $3,150,253 as compared to a net loss of $3,626,340 for the same period in 1998. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in losses not recognized by the Fund for a Local Limited Partnership where the Fund's cumulative equity in losses exceeded its total investment. The decrease in equity in losses of Local Limited Partnerships is expected to continue.

Low-Income Housing Tax Credits

The 2000, 1999 and 1998 Tax Credits per unit were $146.88,  $146.71 and $148.19, respectively, for investor limited partners. Tax Credits are not available for a property until the property is placed in service and its apartment units are occupied by qualified tenants. In the first year the Tax Credits are claimed, the allowable credit amount is determined using an averaging convention to reflect the number of months that apartment units comprising the qualified basis were occupied by qualified tenants during the year. To the extent that the full amount of the annual credit is not allocated in the first year, an additional credit equal to the difference is available in the 11th taxable year.

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

Property Discussions

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, has been experiencing operating difficulties and has difficulties in achieving debt service coverage. As a result of the operating difficulties, the Local General Partner has begun negotiations with the lender in an attempt to reduce the interest rate on the current mortgage. The Managing General Partner performed a site visit in April and found the property to be in good physical condition. As of March 31, 2000, occupancy was 97%. The Managing General Partner will continue to work closely with the Local General Partner and new management agent to monitor operations.

As previously reported, effective December 30, 1999, the Managing General Partner and the lender were successful in closing a workout for Los Claveles II, located in Trujillo Alto, Puerto Rico, which included bringing in a replacement General Partner and restructuring the existing debt on the property. The loan restructuring will generate cancellation of debt income. Further, this workout provides funds for much needed capital improvements and deferred maintenance. In addition, the incoming Local General Partner and its management affiliate are well qualified and experienced to deal with the complicated task of turning this property around. The new property manager started in January 2000 and is focusing on the extensive capital improvements needs. The property continues to experience operating difficulties due to the ongoing capital needs. Occupancy as of March 31, 2000 was 49%. The Managing General Partner continues to work closely with the replacement Local General Partner and is monitoring progress under the workout agreement.

Oak Ridge, located in Macon, Georgia, has been experiencing operating difficulties due to low occupancy and because one of the buildings was damaged by a fire in late 1999. The building that had the fire has been unoccupied since late in 1999, however, it is scheduled to be back in service by the second quarter of 2000. Occupancy as of March 31, 2000 was 71%. In September of 1999, a new on-site manager was hired to enhance tenant screening and marketing efforts. The Managing General Partner will be working closely with the management agent and Local General Partner to monitor property operations and marketing efforts.

Woods Lane, located in Rogers, Arkansas, had been suffering from poor occupancy due to local competition. However, over the past year operations improved significantly resulting in occupancy remaining above 90% throughout most of 1999. As of March 31, 2000, occupancy was 100%. The occupancy improvement was partially due to the growth of a few companies that have national headquarters in the nearby region. In addition, as previously reported, a new management team was hired in September 1998 to step-up the marketing efforts, review rent concessions, install a resident referral plan and monitor competing rent levels. Additionlly, capital improvements were made which include exterior painting, carpet replacement and landscaping and grounds improvement. The Managing General Partner will continue to monitor the new management agent and review property operations.

The Fund has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are analyzed by real estate experts to determine if impairment indicators exist. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset. If there is a significant impairment in carrying value, a provision to write down the asset to fair value will be recorded in the Fund's financial statements.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2000, 1999 and 1998.

As some Properties benefit from some form of government assistance, the Partnership is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, the Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that a Property or any portion thereof ceases to qualify for Tax Credits.

Some of the Properties listed in this report are located in areas suffering from poor economic conditions. Such conditions could have an adverse effect on the rent or occupancy levels at such Properties. Nevertheless, the Managing General Partner believes that the generally high demand for below market rate housing will tend to negate such factors. However, no assurance can be given in this regard.

Other Development

Lend Lease Real Estate Investments, Inc.("Lend Lease"), the U.S. subsidiary of Lend Lease Corporation and the leading U.S.institutional real estateadvisor, as ranked by assets under management, acquired The Boston Financial Group Limited Partnership ("Boston Financial") on November 3, 1999.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Fund has invested in marketable securities with a fair value of $2,491,752 at March 31, 2000; these securities, with rates ranging from 4.82% to 6.57%, do not subject the Fund to significant market risk because of their short term maturities and high liquidity. The Fund has no other exposure to market risk associated with activities in derivative financial instruments, derivative commodity instruments or other financial instruments.

Item 8.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Fund is Arch Street VII, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of Lend Lease Estate Investment, Inc. ("Lend Lease"). The Managing General Partner was incorporated in September 1992. Randolph G. Hawthorne is the Chief Operating Officer of the Managing General Partner and had the primary responsibility for evaluating, selecting and negotiating investments for the Fund. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                           Position

Jenny Netzer                           President, Managing Director
Michael H. Gladstone                   Vice President, Managing Director
Randolph G. Hawthorne                  Vice President, Managing Director
Paul F. Coughlan                       Vice President
William E. Haynsworth                  Vice President

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

Jenny Netzer, age 44, Principal, Head of Housing and Community Investing. - Responsible for tax credit investment programs to institutional clients. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1987. Previously, led Boston Financial's new business initiatives and managed firm's Asset Management division, responsible for performance of 750 properties and providing service to 35,000 investors. Prior to joining Boston Financial, served as Deputy Budget Director for Commonwealth of Massachusetts, responsible for Commonwealth's health care and public pension program's budgets, served as Assistant Controller at Yale University and former member of Watertown Zoning Board of Appeals Officer of Affordable Housing Tax Credit Coalition and frequent speaker on affordable housing and tax credit industry issues, BA
Harvard University; Master's in Public Policy Harvard's Kennedy School of Government.

Michael H. Gladstone, age 43, Principal, Legal - Responsible for legal work in the areas of affordable and conventional housing and investment products and services. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1985; served as firm's General Counsel. Prior to joining Boston Financial, associated with law firm of Herrick & Smith, served on advisory board of Housing and Development Reporter. Lectured at Harvard University on affordable housing matters, Member, The National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar, BA Emory University; JD & MBA Cornell University.

Randolph G. Hawthorne, age 50, Principal, Housing and Community Investing - Responsible for structuring and acquiring real estate investments. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1973. Previously, served as Boston Financial's Treasurer, Past Chairman of the Board of the National Multi Housing Council, having served on the board since 1989, Past President of the National Housing and Rehabilitation Association, Member, Multifamily Council of the Urban Land Institute, Frequent speaker at industry conferences. Serves on the Editorial Advisory Boards of the Tax Credit Advisor and Multi-Housing News, BS Massachusetts Institute of Technology; MBA Harvard Graduate School of Business.

Paul F. Coughlan, age 56, Principal, Housing and Community Investing - Responsible for marketing and sales of institutional tax credit investments. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial in 1975. Previously, served as sales manager for Boston Financial's retail tax credit fund, AB Brown University.

William E. Haynsworth, age 60, Principal, Housing and Community Investing - Responsible for the structuring of real estate investments and the acquisition of property interests. Joined Lend Lease through its 1999 acquisition of Boston Financial, started with Boston Financial 1977. Prior to joining Boston Financial, Acting Executive Director and General Counsel of the Massachusetts Housing Finance Agency. Served as Director of Non-Residential Development of the Boston Redevelopment Authority and Associate of Goodwin, Proctor & Hoar, Past President and current Chairman of the Board of Directors of Affordable Housing Tax Credit Coalition, BA Dartmouth College; LLB and LLM Harvard Law School.

Item 11.  Management Remuneration

Neither the directors nor officers of Arch Street VII, Inc., nor the partners of Arch Street VII L.P., nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2000, the following is the only entity known to the Fund to be the beneficial owner of more than 5% of the Units outstanding:
                                                                         Amount
     Title of      Name and Address of                   Beneficially    Percent
     Class         Beneficial Owner                         Owned       of Class

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

Except as described in the preceding paragraphs, neither Arch Street VII, Inc., Arch Street VII L.P., Lend Lease nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Fund does not know of any existing arrangement that might at a later date result in a change in control of the Fund.

Item 13.  Certain Relationships and Related Transactions

The Fund was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid during the years ended March 31, 2000, 1999 and 1998 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions." Such sections are incorporated herein by reference. In addition, an affiliate of the Managing General Partner serves as property management agent for Twin Oaks Meadows.

The Fund is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the Fees paid and expenses reimbursements made in the three years ended March 31, 2000 is presented below.

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Fund is required to pay certain fees to and reimburse expenses of the Managing General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. Commissions, fees and accountable expenses related to the sale of the Units totaling $6,304,898 have been charged directly to Limited Partners' equity. In connection therewith, $4,329,050 of selling expenses and $1,975,848 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the Managing General Partner. The Fund is required to pay a non-accountable expense allowance for marketing expense equal to a maximum of 1% of Gross Proceeds. This allowance has not yet been charged to the Fund. In addition, the Fund has paid $50,000 in organization costs to an affiliate of the Managing General Partner. This cost has been included in the balance sheet. Total organization and offering expenses exclusive of selling commissions and underwriting advisory fees did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses were paid during the years ended March 31, 2000, 1999 and 1998.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Fund is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 6% of the Gross Proceeds. Acquisition expenses, which include legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses, totaled 1.5% of the Gross Proceeds. Acquisition fees totaling $3,055,800 for the closing of the Fund's Local Limited Partnership Investments have been paid to an affiliate of the Managing General Partner. Of this amount, approximately $2,567,000 is included as capital contributions to Local Limited Partnerships. Acquisition expenses totaling $763,950 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the three years ended March 31, 2000.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives the base amount of 0.593% (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee. Fees earned during the years ended March 31, 2000, 1999 and 1998 are as follows:

                                         2000            1999             1998
                                  -------------    ------------    -------------

   Asset Management Fees         $     297,164    $    292,147     $    286,044

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable during the years ended March 31, 2000, 1999 and 1998 are as follows:

                                         2000            1999             1998
                                  -------------    ------------    -------------
   Salaries and benefits
     expense reimbursements      $     107,844    $     92,108     $    108,845

Property Management Fees

An affiliate of the Managing General Partner is the management agent for one Local Limited Partnership. The management fee charged to the property is equal to 5% of the property gross revenues. Fees charged for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                         1999             1998             1997
                                     --------------  --------------    ---------

Property Management Fees         $       23,247    $     23,058     $    22,680

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Fund, Arch Street VII, Inc. and Arch Street VII Limited Partnership, receive 1% of cash distributions paid to partners. To date, the Fund has not paid any cash distributions to partners.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates during the years ended March 31, 2000, 1999 and 1998 is presented in Note 5 to the Financial Statements.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (a)(2) Documents filed as a part of this Report

In response to this portion of Item 14, the financial statements, financial statement schedule and the auditors' report relating thereto are submitted as a separate section of this Report. See Index to the financial statements on page F-1 hereof.

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

(a)(3)    See Exhibit Index contained herein.

(a)(3)(b)  Reports on Form 8-K:
           No reports on Form 8-K were filed during the year ended March 31, 2000.

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

      BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

      By:  Arch Street VII, Inc.
           its Managing General Partner


     By:   /s/Randolph G. Hawthorne                     Date:    June 29, 2000
           ------------------------------                        -------------
           Randolph G. Hawthorne,
           Managing Director, Vice President and
           Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Fund and in the capacities and on the dates indicated:



     By:   /s/Randolph G. Hawthorne                  Date:       June 29, 2000
      -----------------------------                              -------------
           Randolph G. Hawthorne,
           Managing Director, Vice President and
           Chief Operating Officer



     By:   /s/Michael H. Gladstone                    Date:      June 29, 2000
           ------------------------------------                  -------------
           Michael H. Gladstone,
           Managing Director, Vice President

 Item 8.  Financial Statements and Supplementary Data

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

          ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2000
                                      INDEX


                                                                       Page No.


Report of Independent Accountants
   For the years ended March 31, 2000, 1999 and 1998                     F-2

Financial Statements

   Balance Sheets - March 31, 2000 and 1999                              F-3

   Statements of Operations - Years ended
     March 31, 2000, 1999 and 1998                                       F-4

   Statements of Changes in Partners' Equity (Deficiency) -
     Years ended March 31, 2000, 1999 and 1998                           F-5

   Statements of Cash Flows - Years ended
     March 31, 2000, 1999 and 1998                                       F-6

   Notes to the Financial Statements                                     F-7

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
Boston Financial Tax Credit Fund VII, A Limited Partnership:

In our opinion, based on our audits and the reports of other auditors, the combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position Boston Financial Tax Credit Fund VII, A Limited Partnership (the "Fund") at March 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statment schedule are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain local limited partnerships for which $17,189,105 and $14,443,839 of cumulative equity in losses are included in the balance sheet as of March 31, 2000 and 1999, respectively, and for which net losses of $2,745,266, $2,852,291 and $3,325,494 are included in the accompanying financial statements for the years ended March 31, 2000, 1999, and 1998, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Local Limited Partnerships, is based solely on the reports of the other auditors. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinions expressed above.




/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
June 22, 2000
Boston, Massachusetts

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                    BALANCE SHEETS - MARCH 31, 2000 and 1999



                                                                         2000                   1999
                                                                     -------------           ---------

Assets

Cash and cash equivalents                                            $     307,807        $      114,347
Marketable securities, at fair value (Note 3)                            2,491,752             3,020,272
Restricted cash (Note 4)                                                   280,053               266,031
Investments in Local Limited Partnerships (Note 4)                      22,640,861            25,341,905
Other assets                                                                31,930                37,349
                                                                     -------------        --------------
     Total Assets                                                    $  25,752,403        $   28,779,904
                                                                     =============        ==============


Liabilities and Partners' Equity

Accounts payable to affiliates (Notes 4 and 5)                       $     170,084        $       72,014
Accounts payable and accrued expenses                                       36,491                68,778
                                                                     -------------        --------------
     Total Liabilities                                                     206,575               140,792
                                                                     -------------        --------------

Commitments (Note 6)

General, Initial and Investor Limited Partners' Equity                  25,580,333            28,628,826
Net unrealized gains (losses) on marketable securities                     (34,505)               10,286
                                                                     -------------        --------------
     Total Partners' Equity                                             25,545,828            28,639,112
                                                                     -------------        --------------
     Total Liabilities and Partners' Equity                          $  25,752,403        $   28,779,904
                                                                     =============        ==============

 The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                For the Years Ended March 31, 2000, 1999 and 1998



                                                                2000             1999             1998
                                                            ------------    ------------      -----------
Revenue:
   Investment                                               $    166,318    $    192,898      $    202,202
   Other                                                          70,562          63,368            51,983
                                                            ------------      ----------      ------------
Total Revenue                                                    236,880         256,266           254,185
                                                            ------------    ------------     -------------

Expenses:
   General and administrative expenses (includes
     reimbursements to an affiliate in the amounts of
     $107,844, $92,108 and $108,845, respectively)
     (Note 5)                                                    210,759         229,897           227,685
   Asset management fees, related party (Note 5)                 297,164         292,147           286,044
   Amortization                                                   32,184          32,184            41,302
                                                            ------------    ------------      ------------
     Total Expenses                                              540,107         554,228           555,031
                                                            ------------    ------------      ------------

Loss before equity in losses of
   Local Limited Partnerships                                   (303,227)       (297,962)         (300,846)

Equity in losses of
   Local Limited Partnerships (Note 4)                        (2,745,266)     (2,852,291)       (3,325,494)
                                                            ------------    ------------      ------------

Net Loss                                                    $ (3,048,493)   $ (3,150,253)     $ (3,626,340)
                                                            ============    ============      ============

Net Loss allocated:
   General Partners                                         $    (30,485)   $    (31,503)     $    (36,263)
   Limited Partners                                           (3,018,008)     (3,118,750)       (3,590,077)
                                                            ------------    ------------      ------------
                                                            $ (3,048,493)   $ (3,150,253)     $ (3,626,340)
                                                            ============    ============      ============
Net Loss per Limited Partnership Unit
   (50,930 Units)                                           $    (59.26)    $     (61.24)     $     (70.49)
                                                            ===========     ============      ============


The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                For the Years Ended March 31, 2000, 1999 and 1998


                                                                                        Net
                                                       Initial       Investor       Unrealized
                                       General         Limited       Limited           Gains
                                       Partners        Partner       Partners        (Losses)          Total

Balance at March 31, 1997             $   (90,267)   $   5,000    $   35,490,686    $   (50,092)   $  35,355,327
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized losses
     on marketable securities
     available for sale                         -            -                 -         56,217           56,217
   Net Loss                               (36,263)           -        (3,590,077)             -       (3,626,340)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Income (Loss)               (36,263)           -        (3,590,077)        56,217       (3,570,123)
                                      -----------    ---------    --------------    -----------    -------------

Balance at March 31, 1998                (126,530)       5,000        31,900,609          6,125       31,785,204
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -          4,161            4,161
   Net Loss                               (31,503)           -        (3,118,750)             -       (3,150,253)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Income (Loss)               (31,503)           -        (3,118,750)         4,161       (3,146,092)
                                      -----------    ---------    --------------    -----------    -------------

Balance at March 31, 1999                (158,033)       5,000        28,781,859         10,286       28,639,112
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -        (44,791)         (44,791)
 Net Loss                                 (30,485)           -        (3,018,008)             -       (3,048,493)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Loss                        (30,485)           -        (3,018,008)       (44,791)      (3,093,284)
                                      -----------    ---------    --------------    -----------    -------------

Balance at March 31, 2000             $  (188,518)   $   5,000    $   25,763,851    $   (34,505)   $  25,545,828
                                      ===========    =========    ==============    ===========    =============

The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                For the Years Ended March 31, 2000, 1999 and 1998



                                                             2000                1999            1998
                                                        --------------     --------------    --------

Cash flows from operating activities:
   Net Loss                                             $   (3,048,493)    $  (3,150,253)    $  (3,626,340)
   Adjustments to reconcile net loss
     to net cash used for operating activities:
     Equity in losses of Local Limited Partnerships          2,745,266         2,852,291         3,325,494
     Amortization                                               32,184            32,184            41,302
     (Gain) loss on sales and maturities of marketable
       securities                                               (1,554)           (2,518)            1,778
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities:
       Restricted cash                                         (14,022)          (13,476)          (13,400)
       Other assets                                              5,419            (1,285)            3,492
       Accounts payable to affiliates                           98,070          (237,158)            4,790
       Accounts payable and accrued expenses                   (32,287)            4,846            28,992
                                                        --------------     -------------     -------------
Net cash used for operating activities                        (215,417)         (515,369)         (233,892)
                                                        --------------     -------------     -------------

Cash flows from investing activities:
   Purchases of marketable securities                         (698,323)       (2,071,201)       (2,295,469)
   Proceeds from sales and maturities
     of marketable securities                                1,183,606         2,164,253         2,484,207
   Investments in Local Limited Partnerships                  (230,000)          (20,000)          (99,191)
   Cash distributions received from Local
     Limited Partnerships                                      153,594           181,496           145,784
                                                        --------------     -------------     -------------
Net cash provided by investing activities                      408,877           254,548           235,331
                                                        --------------     -------------     -------------

Net increase (decrease) in cash and cash equivalents           193,460          (260,821)            1,439

Cash and cash equivalents, beginning of period                 114,347           375,168           373,729
                                                        --------------     -------------     -------------

Cash and cash equivalents, end of period                $      307,807     $     114,347     $     375,168
                                                        ==============     =============     =============

The accompanying notes are an integral part of these financial statements.

                                     F-18
                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Tax Credit Fund VII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits which may be applied against the federal income tax liability of an investor.

Arch Street VII, Inc., a Massachusetts corporation ("Arch Street, Inc.") is the Managing General Partner of the Fund. Arch Street VII Limited Partnership, a Massachusetts limited partnership ("Arch Street L.P."), whose general partner consists of Arch Street, Inc., is also a General Partner. Both the Managing General Partner and Arch Street L.P. are affiliates of Lend Lease Real Estate Investments, Inc. ("Lend Lease"). An affiliate of the General Partners ("SLP Affiliate") is a special limited partner in each Local Limited Partnership in which the Fund invests, with the right to become a general partner under certain circumstances. The fiscal year of the Fund ends on March 31.

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

Under the terms of the Partnership Agreement, the Fund initially designated 5% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time as it deems appropriate. At March 31, 2000, the Managing General Partner has designated approximately $2,240,000 of marketable securities as such Reserve.

2.   Significant Accounting Policies

Basis of Presentation

The Fund accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Fund does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of income or loss of the Local Limited Partnerships, additional investments in and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included in the Fund's operations. The Fund has no obligation to fund liabilities of the Local Limited Partnerships beyond its investment and therefore a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when a Local Limited Partnership's respective investment balance has been reduced to zero, losses will be suspended to be used against future income.

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

The Fund, as a limited partner in the Local Limited Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance and continued eligibility of tax credits. If the cost of operating a property exceeds the rental income earned thereon, the Fund may deem it in its best interest to voluntarily provide funds in order to protect its investment.

The General Partners have decided to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 1999, 1998 and 1997.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. The fair values of the Fund's assets and liabilities, which qualify as financial instruments under SFAS No. 107, approximate their carrying amounts in the accompanying balance sheets.

3.   Marketable Securities

A summary of marketable securities is as follows:
                                                                 Gross           Gross
                                                              Unrealized       Unrealized      Fair
                                                 Cost            Gains          Losses         Value
Debt securities issued by
   the US Treasury and other
   US government corporations
   and agencies                              $   2,071,100    $       352    $   (29,553)   $  2,041,899

Mortgage backed securities                         455,157              -         (5,304)        449,853
                                             -------------    -----------    -----------    ------------

Marketable securities at
   March 31, 2000                            $   2,526,257    $       352    $   (34,857)   $  2,491,752
                                             =============    ===========    ===========    ============

Debt securities issued by
   the US Treasury and other
   US government corporations
   and agencies                              $   2,372,929      $   9,210    $    (6,263)   $  2,375,876

Mortgage backed securities                         637,057          7,339              -         644,396
                                             -------------    -----------    -----------    ------------

Marketable securities at
   March 31, 1999                            $   3,009,986    $    16,549    $    (6,263)   $  3,020,272
                                             =============    ===========    ===========    ============

The contractual maturities at March 31, 2000 are as follows:

                                                                                                Fair
                                                                      Cost                      Value

Due in less than one year                                        $    899,028               $    893,250
Due in one to five years                                            1,172,072                  1,148,649
Mortgage backed securities                                            455,157                    449,853
                                                                 ------------               ------------
                                                                 $  2,526,257               $  2,491,752
                                                                 ============               ============

Actual maturities for asset backed securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of marketable securities were approximately $402,000, $501,000 and $1,275,000 during the years ended March 31, 2000, 1999 and 1998, respectively. Proceeds from the maturities of marketable securities were approximately $782,000, $1,663,000 and $1,209,000 during the years ended March 31, 2000, 1999 and 1998, respectively. Included in investment income are gross gains of $1,916, $3,891 and $5,672 and gross losses of $362, $1,373 and $7,450 that were realized on the sales during the years ended March 31, 2000, 1999 and 1998, respectively.

4.   Investments in Local Limited Partnerships

The Fund uses the equity method to account for its limited partnership interests in nineteen Local Limited Partnerships which own and operate multi-family housing complexes. The Fund, as Investor Limited Partner, pursuant to the various Local Limited Partnership Agreements, which contain certain operating and distribution restrictions, has generally acquired a 99% interest, with the exception of Springwood which is a 19.8% interest, in the profits, losses, tax credits and cash flows from operations of each of the Local Limited Partnerships. Upon dissolution, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31:

                                                                     2000              1999             1998
                                                                -------------     -------------    ---------
Capital contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                                 $  39,539,152     $  39,309,152    $  39,289,152

Cumulative equity in losses of Local Limited Partnerships
(excluding unrecognized losses of $1,460,403, $663,782 and
$138,300 in 2000, 1999 and 1998, respectively)                    (17,189,105)      (14,443,839)     (11,591,548)

Cash distributions received from Local Limited
   Partnerships                                                      (773,877)         (620,283)        (438,787)
                                                                -------------     -------------    -------------

Investments in Local Limited Partnerships before
   adjustments                                                     21,576,170        24,245,030       27,258,817

Excess of investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                    1,252,338         1,252,338        1,252,338

   Accumulated amortization of acquisition fees and expenses         (187,647)         (155,463)        (123,279)
                                                                -------------     -------------    -------------

Investments in Local Limited Partnerships                       $  22,640,861     $  25,341,905    $  28,387,876
                                                                =============     =============    =============

Summarized financial information as of December 31, 1999, 1998 and 1997 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of all the Local Limited Partnerships in which the Fund has invested as of that date is as follows:

Summarized Balance Sheets - as of December 31,

                                                           1999                  1998                  1997
                                                     ----------------      ---------------       ----------
Assets:
   Investment property, net                          $     87,041,519      $    91,081,027       $    94,703,692
   Current assets                                           2,723,938            3,171,778             2,798,228
   Other assets                                             4,824,644            4,168,082             4,068,904
                                                     ----------------      ---------------       ---------------
       Total Assets                                  $     94,590,101      $    98,420,887       $   101,570,824
                                                     ================      ===============       ===============

Liabilities and Partners' Equity:
   Current liabilities (includes current
     portion of long term debt)                      $      3,941,263      $     5,290,635       $     4,083,692
   Long-term debt                                          59,251,015           57,915,772            58,686,199
   Other debt                                               3,249,378            3,123,544             2,876,908
                                                     ----------------      ---------------       ---------------
       Total Liabilities                                   66,441,656           66,329,951            65,646,799

Fund's Equity                                              20,112,181           23,639,697            27,000,331
Other Partners' Equity                                      8,036,264            8,451,239             8,923,694
                                                     ----------------      ---------------       ---------------
       Total Liabilities and Partners' Equity        $     94,590,101      $    98,420,887       $   101,570,824
                                                     ================      ===============       ===============

Summarized Statements of Operations -
for the years ended December 31,
                                                           1999                  1998                  1997
                                                     ----------------      ---------------       ----------

Rental and other revenue                             $     12,522,727      $    12,162,713       $    12,245,232
                                                     ----------------      ---------------       ---------------

Expenses:
   Operating                                                7,313,184            6,684,290             6,745,745
   Interest                                                 4,956,203            5,034,525             5,030,571
   Depreciation and amortization                            4,125,199            4,140,576             4,282,140
                                                     ----------------      ---------------       ---------------
       Total Expenses                                      16,394,586           15,859,391            16,058,456
                                                     ----------------      ---------------       ---------------

Net Loss                                             $     (3,871,859)     $    (3,696,678)      $    (3,813,224)
                                                     ================      ===============       ===============

Fund's share of Net Loss                             $     (3,541,887)     $    (3,377,773)      $    (3,463,794)
                                                     ================      ===============       ===============
Other partners' share of Net Loss                    $       (329,972)     $      (318,905)      $      (349,430)
                                                     ================      ===============       ===============

For the years ended March 31, 2000, 1999 and 1998, the Fund has not recognized $796,621, $525,482 and $138,300, respectively, of equity in losses relating to one Local Limited Partnership where cumulative equity in losses exceeded its total investment in this Local Limited Partnership.

The Fund's equity as reflected by the Local Limited Partnerships of $20,112,181 differs from the Fund's investments in Local Limited Partnerships before adjustment of $21,576,170 primarily because the Fund has not recognized $1,460,403 of equity in losses of one Local Limited Partnership whose equity in losses exceeded its total investment.

The Fund has set aside in an escrow account future capital contributions related to its investment in one Local Limited Partnership. Interest earned on this deposit is payable to the local general partner. At March 31, 2000 and 1999, $54,795 and $40,773, respectively, of interest is included in accounts payable to an affiliate.

5.   Transactions with Affiliates

An affiliate of the Managing General Partner receives a base amount of 0.593% (as adjusted by the CPI factor) of Gross Proceeds annually as an Asset Management Fee for administering the affairs of the Fund. Asset Management Fees of $297,164, $292,147 and $286,044 have been included in expenses for the years ended March 31, 2000, 1999 and 1998, respectively. Included in accounts payable to affiliates is $75,499 and $13,332 for Asset Management Fees for March 31, 2000 and 1999, respectively.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Fund's operating expenses. Included in general and administrative expenses for the years ended March 31, 2000, 1999 and 1998 is $107,844, $92,108 and $108,845, respectively, that the Fund has paid or accrued for reimbursement for salaries and benefits. The amounts payable for salaries and benefits at March 31, 2000 and 1999 were $39,790 and $17,909, respectively.

An affiliate of the Managing General Partner is the management agent for one Local Limited Partnership. The management fee charged to the property is equal to 5% of the property gross revenues. Included in operating expenses in the summarized income statements in Note 4 to the Financial Statements is $23,247, $23,058 and $22,680 of property management fees at December 31, 1999, 1998 and 1997, respectively.

6.   Commitments

At March 31, 2000, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $408,000. In addition, the Fund has set aside $217,000 for future capital contributions to one Local Limited Partnership.

7.   Federal Income Taxes

The following schedule reconciles the reported financial statement loss for the fiscal years ended March 31, 2000, 1999 and 1998 to the loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 1999, 1998 and 1997:

                                                                   2000           1999             1998
                                                              ------------   ------------      --------

Net Loss per financial statements                             $ (3,048,493)  $ (3,150,253)     $ (3,626,340)

   Adjustment to reflect March 31 fiscal year end
     to December 31 tax year end                                    44,093        (28,066)          112,520

   Adjustment for equity in losses of Local Limited
    Partnerships  for financial reporting (tax) purposes
    in excess of equity in losses for
    tax (financial reporting) purposes                           3,880,121        (53,105)       (1,630,198)

   Equity in loss of Local Limited Partnership not
     recognized for financial reporting purposes                  (796,621)      (525,482)         (138,300)

   Amortization of acquisition fees and expenses
     for tax purposes in excess of amortization
     for financial reporting purposes                              (13,356)       (13,356)          (13,405)

   Related party expenses not currently deductible
     for tax purposes                                                    1        259,031           193,445

   Related party expenses paid in current year
     but expensed for financial reporting purposes
     in prior year                                                (259,031)      (193,445)         (262,410)
                                                              ------------   ------------      ------------

Net Loss per tax return                                       $   (193,286)  $ (3,704,676)      $(5,364,688)
                                                              ============   ============       ===========

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes as of March 31, 2000 are as follows:

                                                      Financial                  Tax
                                                      Reporting               Reporting
                                                      Purposes                Purposes          Differences

Investments in Local Limited Partnerships          $  22,640,861           $  23,135,393       $    (494,532)
                                                   =============           =============       =============
Other assets                                       $   3,111,542           $   9,394,421       $  (6,282,879)
                                                   =============           =============       =============
Liabilities                                        $     206,575           $     115,197       $      91,378
                                                   =============           ==============      =============

The differences in assets and liabilities of the Fund for financial reporting purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $482,000 less than for financial reporting purposes, including approximately $1,460,000 of losses the Fund has not recognized relating to one Local Limited Partnership whose cumulative equity in losses exceeded its total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $51,000; (iii) approximately $64,000 of cash distributions received from Local Limited

Partnerships during the year ended March 31, 2000 are not included in the Fund's investments in Local Limited Partnerships for tax return purposes at December 31, 1999; (iv) organizational and offering costs of approximately $6,305,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes; and (v) related party expenses which are not deductible for financial reporting purposes of approximately $259,000 are deductible for tax reporting purposes.

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 1999 are as follows:

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
                                                   =============           =============       =============

The differences in assets and liabilities of the Fund for financial reporting purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax reporting purposes is approximately $2,613,000 greater than for financial reporting purposes, including approximately $664,000 of losses the Fund has not recognized relating to one Local Limited Partnership whose cumulative equity in losses exceeded its total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $37,000; (iii) approximately $30,000 of cash distributions received from Local Limited Partnerships during the year ended March 31, 1999 are not included in the Fund's investments in Local Limited Partnerships for tax return purposes at December 31, 1998; (iv) organizational and offering costs of approximately $6,305,000 that have been capitalized for tax reporting purposes are charged to Limited Partners' equity for financial reporting purposes; and (v) related party expenses which are deductible for financial reporting purposes of approximately $66,000 are not deductible for tax reporting purposes.

Boston Financial Tax Credit Fund VII, A Limited Partnership  Schedule III - Real
Estate  and  Accumulated   Depreciation  of  Property  Owned  by  Local  Limited
Partnerships in Which Registrant has Invested at March 31, 2000

                      COST OF INTEREST AT ACQUISITION DATE
       --------------------------------------------------------------------------------
                                                                               NET IMPROVEMENTS
                         NUMBER        TOTAL                    BUILDINGS /       CAPITALIZED
                           OF          ENCUM-                   IMPROVEMENTS     SUBSEQUENT TO
DESCRIPTION              UNITS       BRANCES *        LAND      & EQUIPMENT       ACQUISITION

Low and Moderate
   Income Apartment Complexes

Oak Ridge Apartments          152       $4,046,475   $727,440         $583,725       $5,788,902
  Macon, GA
Santa Fe Oaks Phase II        129        3,660,185    382,394          642,179        6,094,200
  Gainesville, FL
Andrew's Pointe                57        2,283,645     95,000        3,430,523           66,393
  Burnsville, MN
Palo Verde II                  60        1,074,298    148,858        2,537,261           11,579
  Henderson, NY
Woods Lane                    156        3,285,471    312,000        5,817,580           49,848
  Rogers, AR
Crafton Place                  84        1,642,747    126,001        3,083,929            1,600
  Fayetteville, AR
Guardian Place                120        2,945,065    677,786        1,838,034        2,976,878
  Richmond, VA
Twin Oaks Meadows              63        1,889,103          0          720,394        2,531,668
  Lansing, MI
Sunrise Terrace                52          995,967    149,959        2,719,607                0
  Madera,CA
Wynmor                        324        5,660,037    324,000        6,553,123        9,298,345
  Brooklyn Park, MN
Citrus Glen                   176        5,377,384    500,000          759,632        9,226,242
  Orlando, FL
St. Andrews Pointe            150        4,587,899    491,634        7,349,439          853,824
  Columbia, SC
Des Moines Street              42        1,679,037    300,000        2,223,447          499,047
Village
  Des Moines, IA
Fountain Lakes                180        4,133,906    357,800        4,057,935        2,904,917
  Benton, AR
Fairhaven Manor                40          929,733    176,182        2,043,351            6,496
  Burlington, WA
Grand Boulevard                30        1,936,992     25,580        1,570,044        1,349,102
  Chicago, IL
Los Claveles II               180        9,000,135    335,000        6,842,254         (178,670)
  Trujilio Alto, PR
Harford Commons                30        1,726,920     28,000        2,680,017           44,356
  Baltimore, MD
Springwood (2)                113        3,854,331    296,280        2,937,028        4,271,360
  Tallahassee, FL


                       ---------------------------------------------------------------------------

               Totals       2,138      $60,709,330 $5,453,914      $58,389,502      $45,796,087
                       ===========================================================================

(1) Total aggregate cost for Federal Income Tax purposes is approximately $110,573,000.

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

Boston Financial Tax Credit Fund VII, A Limited Partnership  Schedule III - Real
Estate  and  Accumulated   Depreciation  of  Property  Owned  by  Local  Limited
Partnerships in Which Registrant has Invested at March 31, 2000

                         GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1999                         LIFE ON
                       --------------------------------------------------------
                                                                                                     WHICH
                                     BUILDINGS                                                    DEPRECIATION
                                        AND                     ACCUMULATED           DATE        IS COMPUTED     DATE
DESCRIPTION               LAND      IMPROVEMENTS     TOTAL      DEPRECIATION         BUILT          (YEARS)     ACQUIRED
-----------               ----      ------------     -----      ------------         -----          -------     --------

Low and Moderate
   Income Apartment Complexes

Oak Ridge Apartments     $727,440       $6,372,627   $7,100,067     $1,629,748        8/93          10 & 30     12/31/92
  Macon, GA
Santa Fe Oaks Phase II    382,394        6,736,379    7,118,773      1,710,598        5/93          10 & 30     12/31/92
  Gainesville, FL
Andrew's Pointe            98,994        3,492,922    3,591,916        811,597       12/93          7 & 27.5    04/13/92
  Burnsville, MN
Palo Verde II             148,858        2,548,840    2,697,698        480,456       10/93          5 - 27.5    05/19/93
  Henderson, NY
Woods Lane                312,000        5,867,428    6,179,428      1,422,853        7/93          7 & 27.5    07/30/93
  Rogers, AR
Crafton Place             126,001        3,085,529    3,211,530        757,836        7/93          7 & 27.5    07/30/93
  Fayetteville, AR
Guardian Place            677,786        4,814,912    5,492,698        896,351        8/94           5 - 40     10/07/93
  Richmond, VA
Twin Oaks Meadows         307,264        2,944,798    3,252,062        803,864        8/94        useful lives  10/29/93
  Lansing, MI
Sunrise Terrace           149,959        2,719,607    2,869,566        566,453       11/93        useful lives  11/24/93
  Madera,CA
Wynmor                  1,258,132       14,917,336   16,175,468      3,412,875        9/94        7, 15, & 30   12/22/93
  Brooklyn Park, MN
Citrus Glen                    10       10,485,864   10,485,874      2,232,645        9/94          5 - 27.5    12/30/93
  Orlando, FL
St. Andrews Pointe        491,634        8,203,263    8,694,897      1,664,208        8/94          10 & 30     01/05/94
  Columbia, SC
Des Moines Street         303,451        2,719,043    3,022,494        364,783        4/95        useful lives  01/31/94
Village
  Des Moines, IA
Fountain Lakes            357,800        6,962,852    7,320,652      1,586,567        1/94          7 - 27.5    02/02/94
  Benton, AR
Fairhaven Manor           176,192        2,049,837    2,226,029        352,608        2/94         5 - 7 & 40   03/08/94
  Burlington, WA
Grand Boulevard            31,580        2,913,146    2,944,726        421,297        7/95        useful lives  08/03/94
  Chicago, IL
Los Claveles II           335,000        6,663,584    6,998,584      1,162,005        8/94           8 & 40     08/31/94
  Trujilio Alto, PR
Harford Commons            28,000        2,724,373    2,752,373        391,571       12/95        useful lives   2/28/95
  Baltimore, MD
Springwood (2)            296,280        7,208,388    7,504,668      1,929,669        8/95        useful lives  12/31/94
  Tallahassee, FL


                       --------------------------------------------------------

               Totals  $6,208,775     $103,430,728 $109,639,503    $22,597,984
                       ========================================================


Summary of property owned and accumulated depreciation:

Property Owned December 31, 1999                                                             Accumulated Depreciation December
                                                                                             31, 1998
-------------------------------------------------------------------------------              -------------------------------------
Balance at beginning of period                                    $109,767,808               Balance at beginning of  $18,686,781
                                                                                                  period
                                                                ===============
  Additions during                                                                           Additions during
period:                                                                                           period:
                                                                                                  Depreciation          3,911,203
                                                                                                                     ------------
     Acquisitions                                                      10,888                Balance at close of      $22,597,984
                                                                                              period
                                                                                                                     ============
     Improvements etc.                                                196,698
                                                                -------------
                                                                      207,586
  Deductions during
period:

Basis reduction                                                      (335,891)
                                                                -------------
                                                                     (335,891)
                                                                ---------------
Balance at close of                                               $109,639,503
period
                                                                ===============


Property Owned December 31, 1998                                                             Accumulated Depreciation December
                                                                                             31, 1998
-------------------------------------------------------------------------------              -------------------------------------
Balance at beginning of period                                    $109,472,326               Balance at beginning of  $14,768,634
                                                                                             period
                                                               ===============
  Additions during                                                                             Additions during
period:                                                                                        period:
                                                                                               Depreciation              3,918,147
                                                                                                                      ------------
     Acquisitions                                                      287,005               Balance at close of       $18,686,781
                                                                                                  period
                                                                                                                      ============
     Improvements etc.                                                   8,477
                                                                 -------------
                                                                       295,482
  Deductions during
period:

Disposition of real                                                          0
estate
                                                                 -------------
                                                                             0
                                                               ---------------
Balance at close of                                               $109,767,808
period
                                                               ===============



Property Owned December 31, 1997                                                             Accumulated Depreciation December
                                                                                             31, 1997
-------------------------------------------------------------------------------             -------------------------------------
Balance at beginning of period                                    $109,243,229              Balance at beginning of    $10,724,040
                                                                                              period
  Additions during                                                                            Additions during
period:                                                                                       period:
                                                                                              Depreciation               4,044,594
                                                                                                                      ------------
     Acquisitions                                                      175,171              Balance at close of        $14,768,634
                                                                                                  period
                                                                                                                      ============
     Improvements etc.                                                  53,926
                                                                 -------------
                                                                       229,097
  Deductions during
period:

Disposition of real                                                          0
estate
                                                                 -------------
                                                                             0

                                                               ---------------
Balance at close of                                               $109,472,326
period
                                                               ===============


          For The Year Ended March 31, 2000
            Reports of Independent Auditors

Springwood

[Letterhead]
[LOGO]
KPMG Peat Marwick LLP
Atlanta, GA

           Independent Auditors' Report

The Partners
Springwood Apartments,
A Limited Partnership:

We have audited the accompanying balance sheets of Springwood Apartments, A Limited Partnership as of December 31, 1999 and 1998, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springwood Apartments, A Limited Partnership as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
February 25, 2000

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

HARFORD

[Letterhead]
[LOGO]
Reznick Fedder & Silverman
Baltimore, MD

INDEPENDENT AUDITOR'S REPORT

To the Partners
BHP/Harford Commons Limited Partnership
Baltimore, Maryland


We have audited the accompanying balance sheet of Harford Commons Limited Partnership as of December 31, 1999 and the related statements of profit and loss(on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harford Commons Limited Partnership as of December 31, 1999, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 29 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has beensubjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects inrelation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Guide for Audits of HUD Programs, we have also issued reports dated January 29, 2000, on our consideration of BHP/Harford Commons Limited Partnership's internal control and on its compliance with specific requirements applicable to DHCH-assisted programs, fair housing and nondiscrimination, and laws and regulations applicable to the financial statements.

/s/Reznick Fedder & Silverman
Federal Employer
Identification Number:
52-1088612

Baltimore, Maryland
January 29, 2000
Audit Principal: William T. Riley, Jr.

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

In accordance with Government Auditing Standards and the Consolidated Guide for Audits of HUD Programs, we have also issued reports dated March 11, 1999, on our consideration of BHP/Harford Commons Limited Partnershi's internal control and on its compliance with specific requirements applicable to DHCH-assisted Programs, fair housing and nondiscrimination, and laws and regulations applicable to the financial statements.

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

LOS CLAVELES

[Letterhead]
[LOGO]
KEVANE, PETERSON SOTO & PASARELL

INDEPENDENT AUDITORS' REPORT

To the Partners of
LOS CLAVELES, S.E. LIMITED PARTNERSHIP            HUD Field Office Director
San Juan, Puerto Rico                             San Juan, Puerto Rico


    We have audited the accompanying statements of financial position of LOS CLAVELES, S.E. LIMITED PARTNERSHIP, FHA Project No. RQ-46-E-005-019
(a Limited
Partnership) as of December 31, 1999 and 1998, and the related statements of loss, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were unable to obtain written representations from the management of the project as required by generally accepted auditing standards.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had the written representations referred to in the preceding paragraph been furnished to us by management, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Los Claveles, S.E., Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in its partners' deficit and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As shown in the financial statements, the Partnership has incurred operating losses since its inception (cumulatively totaling $2,646,740), was in default on its mortgage loan and is experiencing difficulty in generating adequate cash flow to meet its current obligations. These conditions and other matters described in Note 20 raise substantial doubts as the Partnership's ability to continue as a going concern.
 The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kevane, Peterson, Soto & Pasarell
San Juan, Puerto Rico
March 17, 2000

LOS CLAVELES

[Letterhead]
[LOGO]
KEVANE, PETERSON SOTO & PASARELL

INDEPENDENT AUDITORS' REPORT

To the Partners of
LOS CLAVELES, S.E. LIMITED PARTNERSHIP            HUD Field Office Director
San Juan, Puerto Rico                             San Juan, Puerto Rico


    We have audited the accompanying statements of financial position of LOS CLAVELES, S.E. LIMITED PARTNERSHIP, FHA Project No. RQ-46-E-005-019
(a Limited
Partnership) as of December 31, 1998 and 1997, and the related statements of loss, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LOS CLAVELES, S.E.
Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 10,1999, on our consideration of the projects' internal control structure and a report dated February 10, 1999, on its compliance with laws and regulations.


/s/ Kevane, Peterson, Soto & Pasarell
San Juan, Puerto Rico
February 10, 1999

Grand Blvd

[Letterhead]
[LOGO]
Haran & Associates Ltd
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
GRAND BOULEVARD RENAISSANCE I LIMITED PARTNERSHIP
Chicago, Illinois

We have audited the accompanying balance sheet of GRAND BOULEVARD RENAISSANCE I LIMITED PARTNERSHIP, (a Limited Partnership) as of December 31, 1999 and
1998, and the related statements of profit and loss, changes in partners' equity and statements of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GRAND BOULEVARD RENAISSANCE I LIMITED PARTNERSHIP as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Haran & Associates LTD

HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Employer Identification No. 36-3097692
February 3, 2000

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

FAIRHAVEN

[Letterhead]
[LOGO]
John R. Brown
Certified Public Accountants

To the Partners of
Fairhaven Manor Limited Partnership

I have audited the accompanying balance sheet of Fairhaven Manor Limited
 Partnership as of December 31, 1999, and the related statements of income, changesin partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Organization's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairhaven Manor Limited Partnership as of December 31, 1999, and the results of its operations for the year then ended in conformity with generally accepted accounting principles.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of supplementary information on is presented for the purposes of additional information and is not a part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/John R. Brown
Mount Vernon, Washington               John R. Brown
January 31, 2000                      Certified Public Accountants

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

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of supplementary information on page 14 is presented for the purposes of additional information and is not a part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financia statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Hoekstra & Hoekstra
Mount Vernon, Washington               Hoekstra & Hoekstra
February 6, 1998                       Certified Public Accountants

Fountain Lakes

[Letterhead]
[LOGO]
Rick J. Tanneberger
Certified Public Accountant

Independent Auditor's Report

The Partners
Fountain Lakes, A Limited Partnership

We have audited the accompanying balance sheets of Fountain Lakes, A Limited Partnership, as of December 31, 1999 and 1998, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fountain Lakes, A Limited Partnership as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR
February 3, 2000

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

Des Monies

[Letterhead]
[LOGO]
VMcHC&S Vroman, McGowen, Hurst, Clark & Smith, P.C.
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Des Moines Street Associates, L.P.
Des Moines, Iowa

We have audited the accompanying balance sheets of Des Moines Street Associates,
 L.P., (a limited partnership), as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Des Moines Street Associates, L.P., as of December 31, 1999 and 1998, and the results of its operations, changes in its partners' capital and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/S/McGowen, Hurst, Clark & Smith, P.C.
Des Moines, Iowa
February 2, 2000

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

St. Andrews

[Letterhead]
[LOGO]
KPMG Peat Marwick LLP
Atlanta, GA

Independent Auditor's Report

The Partners
St. Andrews Pointe Apartments,
A Limited Partnership:

We have audited the accompanying balance sheets of St. Andrews Pointe Apartments, A Limited Partnership, as of December 31, 1999 and 1998, and the related statements of loss, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Andrews Pointe Apartments, A Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
February 25, 2000

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

Affordable

[Letterhead]
[LOGO]
Deloitte & Touche LLP
Orlando, FL

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partners of
Affordable/Citrus Glen, Ltd.:

We have audited the accompanying balance sheet of Affordable/Citrus Glen, Ltd
 (a Florida Limited Partnership) as of December 31, 1999, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable/Citrus Glen, Ltd. (a Florida Limited Partnership) as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
January 21, 2000

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

/s/ Deloitte & Touche LLP
January 6, 1998

EDEN PARK

[Letterhead]
[LOGO]
MAHONEY
ULBRICH
CHRISTIANSEN
RUSS P.A.

To the Partners
Eden Park Limited Partnership
Saint Paul, Minnesota


INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of Eden Park Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eden Park Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Mahoney Ulbrich
Christiansen Russ P.A.
Saint Paul, Minnesota
February 9, 2000

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

/s/Mahoney Ulbrich
Christiansen Russ P.A.
Saint Paul, Minnesota
January 25, 1999

Madera

[Letterhead]
[LOGO]
Reznick Fedder & Silverman
Boston, MA

To the Partners of
Madera Sunrise Terrace Limited Partnership

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Madera Sunrise Terrace Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of Madera Sunrise Terrace Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Reznick Fedder & Silverman
January 17, 2000

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

Independent Auditors Report
January 30, 2000

Partners
Twin Oaks Meadows Limited Dividend Housing
Association Limited Partnership

We have audited the accompanying balance sheet of Twin Oaks Meadows Limited Dividend Housing Association Limited Partnership, MSHDA Project No. 915, as of December 31, 1999 and 1998, and the related statements of profit and loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twin Oaks Meadows Limited Dividend Housing Association Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 2000, on our consideration of Twin Oaks Meadows Limited Dividend Housing Association Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations and contracts.

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

We conducted our audits in accordance with generally accepted auditing standard and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Guardian

[Letterhead]
[LOGO]
ERNST & YOUNG LLP

Report of Independent Auditors

The Partners
Guardian Place Limited Partnership

We have audited the accompanying balance sheets of Guardian Place Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guardian Place Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Ernst & Young LLP
Birmingham , Alabama
January 21, 2000

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

WOODS Lane

 [Letterhead]
[LOGO]
Rick J. Tanneberger
Certified Public Accountant

Independent Auditor's Report

The Partners
Woods Lane, A Limited Partnership

We have audited the accompanying balance sheets of Woods Lane, A Limited Partnership, as of December 31, 1999 and 1998, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woods Lane, A Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR
February 3, 2000

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

Crafton

[Letterhead]
[LOGO]
Rick J. Tanneberger
Certified Public Accountant

Independent Auditor's Report

The Partners
Crafton Place, A Limited Partnership

We have audited the accompanying balance sheets of Crafton Place, A Limited Partnership, as of December 31, 1999 and 1998, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management.
 Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crafton Place, A Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR
February 3, 2000

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

Palo Verde

[Letterhead]
[LOGO]
Brotemarkle & Sadd
Glendale, CA
January 26, 2000

Palo Verde II
A Nevada Limited Partnership
Bakersfield, California

We have audited the accompanying balance sheet of Palo Verde II, A Nevada Limited Partnership (Palo Verde II or the Partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards
 . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palo Verde II as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Andrew's Pointe

[Letterhead]
[LOGO]
BERC
& FOX LIMITED
Certified Public Accountants

Independent Auditors' Report

To the Partners,
Andrew's Pointe Limited Partnership:

We have audited the accompanying balance sheets of ANDREW'S POINTE LIMITED PARTNERSHIP (a Minnesota Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andrew's Pointe Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Berc & Fox Limited
MINNEAPOLIS, MINNESOTA
January 27, 2000

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

Santa Fe

[Letterhead]
[LOGO]
KPMG Peat Marwick LLP
Atlanta, GA

Independent Auditors' Report

The Partners
Santa Fe Oaks Phase II, A Limited Partnership:

We have audited the accompanying balance sheets of Santa Fe Oaks Phase II, A
 Limited Partnership as of December 31, 1999 and 1998, and the related statements of loss, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Fe Oaks Phase II, A Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/KPMG PEAT MARWICK LLP
Atlanta, GA
FEBRUARY 25, 2000

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

OAK RIDGE

[Letterhead]
[LOGO]
KPMG Peat Marwick LLP
Atlanta, GA

Independent Auditors' Report

The Partners
Oak Ridge Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Oak Ridge Apartments, A Limited Partnership, as of December 31, 1999 and 1998, and the related statements of loss, partners' capital, and cash flows for the years then ended.
  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Ridge Apartments, A Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/KPMG PEAT MARWICK LLP
FEBRUARY 25, 2000

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