Form 10-Q
period 2000-06-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2000-08-14
CIK 892342

August 14, 2000




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-Q for Quarter Ended June 30, 2000
       File Number 0-24584


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

For the quarterly period ended                    June 30, 2000
                                       ------------------------------------

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

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1.   Financial Statements

          Balance Sheets - June 30, 2000 (Unaudited)
               and March 31, 2000                                          1

          Statements of Operations (Unaudited) -
               For the Three Months Ended June 30, 2000 and 1999           2

          Statement of Changes in Partners' Equity (Deficiency)
               (Unaudited) - For the Three Months Ended June 30, 2000      3

          Statements of Cash Flows (Unaudited) -
               For the Three Months Ended June 30, 2000 and 1999           4

          Notes to the Financial Statements (Unaudited)                    5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               7

PART II - OTHER INFORMATION

Items 1-6                                                                  9

SIGNATURE                                                                  10

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                 BALANCE SHEETS


                                                                                  June 30,            March 31,
                                                                                    2000                2000
                                                                                  (Unaudited)
Assets

Cash and cash equivalents                                                       $     175,956      $     307,807
Marketable securities, at fair value                                                2,602,963          2,491,752
Restricted cash                                                                       284,311            280,053
Investments in Local Limited Partnerships (Note 1)                                 22,010,075         22,640,861
Other assets                                                                           31,898             31,930
                                                                                -------------      -------------
     Total Assets                                                               $  25,105,203      $  25,752,403
                                                                                =============      =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                  $     131,348      $     170,084
Accounts payable and accrued expenses                                                  36,065             36,491
                                                                                -------------      -------------
     Total Liabilities                                                                167,413            206,575
                                                                                -------------      -------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                             24,968,283         25,580,333
Net unrealized losses on marketable securities                                        (30,493)           (34,505)
                                                                                -------------      -------------
     Total Partners' Equity                                                        24,937,790         25,545,828
                                                                                -------------      -------------
     Total Liabilities and Partners' Equity                                     $  25,105,203      $  25,752,403
                                                                                =============      =============


The  accompanying  notes  are an  integral  part of  these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)



                                                                                       2000             1999
                                                                                  -------------    -------------
Revenue:
   Investment                                                                     $      40,359    $      43,995
   Other                                                                                 11,126           50,636
                                                                                  -------------    -------------
     Total Revenue                                                                       51,485           94,631
                                                                                  -------------    -------------

Expenses:
   General and administrative expenses (includes reimbursements
     to an affiliate in the amounts of $32,506 and $23,957, respectively)                61,649           51,660
   Asset management fee, related party                                                   75,499           73,888
   Amortization                                                                           8,046            8,046
                                                                                  -------------    -------------
     Total Expenses                                                                     145,194          133,594
                                                                                  -------------    -------------

Loss before equity in losses of
   Local Limited Partnerships                                                           (93,709)         (38,963)

Equity in losses of Local Limited Partnerships (Note 1)                                (518,341)        (516,104)
                                                                                  -------------    -------------

Net Loss                                                                          $    (612,050)   $    (555,067)
                                                                                  =============    =============

Net Loss allocated:
   To General Partners                                                            $      (6,121)   $      (5,551)
   To Limited Partners                                                                 (605,929)        (549,516)
                                                                                  -------------    -------------
                                                                                  $    (612,050)   $    (555,067)
                                                                                  =============    =============
Net Loss per Limited Partnership Unit
   (50,930 Units)                                                                 $      (11.90)   $       (10.79)
                                                                                  =============    ==============

The  accompanying  notes  are an  integral  part of  these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2000
                                   (Unaudited)



                                                       Initial       Investor           Net
                                       General         Limited        Limited       Unrealized
                                       Partners        Partner        Partners        Losses            Total

Balance at March 31, 2000             $  (188,518)   $   5,000    $   25,763,851    $   (34,505)   $  25,545,828
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized losses
     on marketable securities
     available for sale                         -            -                 -          4,012            4,012
   Net Loss                                (6,121)           -          (605,929)             -         (612,050)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Loss                         (6,121)           -          (605,929)         4,012         (608,038)
                                      -----------    ---------    --------------    -----------    -------------

Balance at June 30, 2000              $  (194,639)   $   5,000    $   25,157,922    $   (30,493)   $  24,937,790
                                      ===========    =========    ==============    ===========    =============

The  accompanying  notes  are an  integral  part of  these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)


                                                                                      2000               1999
                                                                                  -------------    -------------

Net cash provided by (used for) operating activities                              $    (129,118)   $      24,594
                                                                                  -------------    -------------

Cash flows from investing activities:
    Purchases of marketable securities                                                 (223,286)        (299,842)
    Proceeds from sales and maturities of
       marketable securities                                                            116,154          461,901
Cash distributions received from Local
       Limited Partnerships                                                             104,399           90,628
                                                                                  -------------    -------------
Net cash provided by (used for) investing activities                                     (2,733)         252,687
                                                                                  -------------    -------------

Net increase (decrease) in cash and cash equivalents                                   (131,851)         277,281

Cash and cash equivalents, beginning                                                    307,807          114,347
                                                                                  -------------    -------------

Cash and cash equivalents, ending                                                 $     175,956    $     391,628
                                                                                  =============    =============


The  accompanying  notes  are an  integral  part of  these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-K for the year ended March 31, 2000. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2000 and 1999.

1.   Investments in Local Limited Partnerships

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

The following is a summary of investments in Local Limited Partnerships at June 30, 2000:

Capital contributions paid to Local Limited
   Partnerships and purchase price paid to
   withdrawing partners of Local Limited
   Partnerships                                                                              $    39,539,152

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative unrecognized losses
   of $1,645,344)                                                                                (17,707,446)

Cash distributions received from Local Limited
   Partnerships                                                                                     (878,276)
                                                                                             ---------------
Investments in Local Limited Partnerships before
   adjustments                                                                                    20,953,430
Excess of investment costs over the underlying net
   assets acquired:

   Acquisition fees and expenses                                                                   1,252,338

   Accumulated amortization of acquisition fees and expenses                                        (195,693)
                                                                                             ---------------

Investments in Local Limited Partnerships                                                    $    22,010,075
                                                                                             ===============

The Fund's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2000 is $703,282. For the three months ended June 30, 2000, the Fund has not recognized $184,941 of equity in losses relating to one Local Limited Partnership where cumulative equity in losses exceeded its total investment in the Local Limited Partnership.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


2.   Commitments

At June 30, 2000, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $408,000. In addition, the Fund has set aside $217,000 for future capital contributions to one Local Limited Partnership.

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

Liquidity and Capital Resources

At June 30, 2000, the Fund had cash and cash equivalents of $175,956 compared with $307,807 at March 31, 2000. This decrease is due to purchases of marketable securities and cash used for operations. These decreases are offset by proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships.

As of June 30, 2000, approximately $2,263,000 of marketable securities has been designated as Reserves by the Managing General Partner. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate.

At June 30, 2000, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $408,000. In addition, the Fund has set aside $217,000 for future capital contributions to one Local Limited Partnership.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2000, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2000.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

The Fund's results of operations for the three months ended June 30, 2000 resulted in a net loss of $612,050, as compared to a net loss of $555,067 for the same period in 1999. The increase in net loss is primary attributable to an increase in equity in losses of Local Limited Partnerships and a decrease in other revenue.

Property Discussions

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, has been experiencing operating difficulties and has difficulties in achieving debt service coverage. As a result of the operating difficulties, the Local General Partner has begun negotiations with the lender in an attempt to reduce the interest rate on the current mortgage. The Managing General Partner performed a site visit in April and found the property to be in good physical condition. As of June 30, 2000, occupancy was 83%. The Managing General Partner will continue to work closely with the Local General Partner and new management agent to monitor operations.

As previously reported, Los Claveles II (Trujillo Alto, Puerto Rico) continues to perform poorly. The property requires significant capital for maintenance and repair and also faces crime and security issues. As of June 30, 2000, occupancy was 43%. Effective December 30, 1999, the property restructured its existing mortgage loan balance, in the approximate amount of $9 million, into a $4 million first mortgage with an interest rate of 6% amortized over a 30-year term and a $5 million second mortgage with no interest and principal payable from cash flow. No debt service payments are required until November 2000. The reduction in debt service payments has made cash available for use towards the necessary maintenance and repairs required at the property. However, if occupancy does not improve prior to the time that debt service payments resume, the property will have difficulty meeting required debt service payments. As part of the loan restructuring, the Local General Partner was replaced. An affiliate of the new Local General Partner began managing the property in January, and is focused on improving occupancy. However, to date the new Local General Partner has had difficulty attracting qualified tenants. The Managing General Partner will continue to closely monitor the property's operations.

Operations at Oak Ridge, located in Macon, Georgia, continue to suffer due to low occupancy rates during the current quarter and prior year. Occupancy increased slightly as of June 30, 2000 to 72%, as compared to 71% as of March 31, 2000. The low occupancy is generally attributable to lack of public transportation, site management turnover, as well as a fire in one of the buildings during the fourth quarter of 1999. The building that experienced the fire was back on line as of March 2000. Also during March, a new on-site manager was hired to further enhance tenant marketing efforts, which include direct mailing and posting fliers on cars, as well as enhanced interaction with the localhousing authority to attract more tenants with Section 8 certificates. The Managing General Partner will be working closely with the management agent and Local General Partner to monitor property operations and marketing efforts.

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

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended June 30, 2000.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14, 2000                 BOSTON FINANCIAL TAX CREDIT FUND VII,
                                        A LIMITED PARTNERSHIP


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