Form 10-Q
period 2000-09-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2000-11-14
CIK 892342

November  14     , 2000





Securities and Exchange Commission
450 Fifth Street, NW

Washington, DC  20549

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-Q for the Quarter Ended September 30, 2000 File Number 0-24584


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

For the quarterly period ended                   September 30, 2000
                                      -----------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                      to
                               ------------------        -----------------------


                         Commission file number 0-24584
                                                -------
          Boston Financial Tax Credit Fund VII, A Limited Partnership
        ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                   Massachusetts                      04-3166203
                 ------------------             -----------------------
      (State or other jurisdiction of       (I.R.S.Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                 02110-1106
---------------------------------------------     -----------------------------
  (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code          (617)  439-3911
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

                                   Yes X No .

                      BOSTON FINANCIAL TAX CREDIT FUND VII

                             (A Limited Partnership)

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                    Page No.
------------------------------                                    --------

Item 1.   Financial Statements

          Balance Sheets - September 30, 2000 (Unaudited)
              and March 31, 2000                                             1

          Statements of Operations (Unaudited) -
               For the Three and Six Months Ended
               September 30, 2000 and 1999                                   2

          Statement of Changes in Partners' Equity (Deficiency)
               (Unaudited) - For the Six Months Ended September 30, 2000     3

          Statements of Cash Flows (Unaudited) -
               For the Six Months Ended September 30, 2000 and 1999          4

          Notes to the Financial Statements (Unaudited)                      5

Item 2.   Management's Discussion and Analysis of

               Financial Condition and Results of Operations                 7

PART II - OTHER INFORMATION

Items 1-6                                                                    9

SIGNATURE                                                                    10

                       BOSTON FINANCIAL TAX CREDIT FUND VII

                             (A Limited Partnership)

                                 BALANCE SHEETS

                                                                                September 30,         March 31,
                                                                                    2000                2000
                                                                                -------------      ---------
                                                                                  (Unaudited)
Assets

Cash and cash equivalents                                                       $     275,443      $     307,807
Marketable securities, at fair value                                                2,573,557          2,491,752
Restricted cash                                                                       288,971            280,053
Investments in Local Limited Partnerships, net (Note 1)                            21,383,047         22,640,861
Other assets                                                                           31,396             31,930
                                                                                -------------      -------------
     Total Assets                                                               $  24,552,414      $  25,752,403
                                                                                =============      =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                  $     244,014      $     170,084
Accounts payable and accrued expenses                                                  40,232             36,491
                                                                                -------------      -------------
     Total Liabilities                                                                284,246            206,575
                                                                                -------------      -------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                             24,284,967         25,580,333
Net unrealized losses on marketable securities                                        (16,799)           (34,505)
                                                                                -------------      -------------
     Total Partners' Equity                                                        24,268,168         25,545,828
                                                                                -------------      -------------
     Total Liabilities and Partners' Equity                                     $  24,552,414      $  25,752,403
                                                                                =============      =============

The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VII

                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS

             For the Three and Six Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                             Three Months Ended                        Six Months Ended
                                      September 30,        September 30,         September 30,    September 30,
                                          2000                 1999                  2000             1999
                                      -------------        -------------         -------------     ----------

Revenue:
   Investment                         $     40,171         $     42,222          $      80,530     $      86,217
   Other                                     8,896               14,047                 20,022            64,683
                                      ------------         ------------          -------------     -------------
       Total Revenue                        49,067               56,269                100,552           150,900
                                      ------------         ------------          -------------     -------------

Expenses:
   General and administrative
     (includes reimbursements
     to an affiliate in the amounts
     of $65,012 and $43,791 in 2000
     and 1999, respectively)                50,607               35,741                112,256            87,401
   Asset management fee,
     related party                          75,499               73,888                150,998           147,776
   Provision for valuation of
     investment in Local

     Limited Partnership                    35,551                    -                 35,551                 -
   Amortization                              8,045                8,046                 16,091            16,092
                                      ------------         ------------          -------------     -------------
       Total Expenses                      169,702              117,675                314,896           251,269
                                      ------------         ------------          -------------     -------------

Loss before equity in losses
    of Local Limited Partnerships         (120,635)             (61,406)              (214,344)         (100,369)

Equity in losses of
   Local Limited Partnerships

   (Note 1)                               (562,681)            (554,742)            (1,081,022)       (1,070,846)
                                      ------------         ------------          -------------     -------------

Net Loss                              $   (683,316)        $   (616,148)         $  (1,295,366)    $  (1,171,215)
                                      ============         ============          =============     =============

Net Loss allocated:
   To General Partners                $     (6,833)        $     (6,161)         $     (12,954)    $     (11,712)
   To Limited Partners                    (676,483)            (609,987)            (1,282,412)       (1,159,503)
                                      ------------         ------------          -------------     -------------
                                      $   (683,316)        $   (616,148)         $  (1,295,366)    $  (1,171,215)
                                      ============         ============          =============     =============
Net Loss per Limited
   Partnership Unit

   (50,930 Units)                     $     (13.28)        $     (11.98)         $      (25.18)    $     (22.77)
                                      ============         ============          =============     ============


The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)

                   For the Six Months Ended September 30, 2000

                                   (Unaudited)

                                                       Initial       Investor           Net
                                       General         Limited        Limited       Unrealized
                                       Partners        Partner        Partners        Losses            Total

Balance at March 31, 2000             $  (188,518)   $   5,000    $   25,763,851    $   (34,505)   $  25,545,828
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized losses
     on marketable securities
     available for sale                         -            -                 -         17,706           17,706
   Net Loss                               (12,954)           -        (1,282,412)             -       (1,295,366)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Income (Loss)               (12,954)           -        (1,282,412)        17,706       (1,277,660)
                                      -----------    ---------    --------------    -----------    -------------

Balance at September 30, 2000         $  (201,472)   $   5,000    $   24,481,439    $   (16,799)   $  24,268,168
                                      ===========    =========    ==============    ===========    =============

The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2000 and 1999

                                   (Unaudited)

                                                                                      2000              1999
                                                                                  -------------    -------------

Net cash used for operating activities                                            $     (93,463)   $    (139,724)
                                                                                  -------------    -------------

Cash flows from investing activities:

   Purchases of marketable securities                                                  (223,286)        (399,725)
   Proceeds from sales and maturities of
     marketable securities                                                              159,235          659,720
   Advance to Local Limited Partnership                                                 (35,551)               -
   Investments in Local Limited Partnerships                                                  -          (25,000)

   Cash distributions received from Local

     Limited Partnerships                                                               160,701           87,378
                                                                                  -------------    -------------

Net cash provided by investing activities                                                61,099          322,373
                                                                                  -------------    -------------


Net increase (decrease) in cash and cash equivalents                                    (32,364)         182,649

Cash and cash equivalents, beginning                                                    307,807          114,347
                                                                                  -------------    -------------


Cash and cash equivalents, ending                                                 $     275,443    $     296,996
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2000 and 1999.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2000:

Capital contributions and advances paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited

   Partnerships                                                 $    39,574,703

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative unrecognized losses
   of $1,712,345)                                                   (18,270,127)

Cash distributions received from Local Limited

   Partnerships                                                        (934,578)
                                                                ---------------

Investments in Local Limited Partnerships before

   adjustments                                                       20,369,998
Excess of investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                      1,252,338

   Accumulated amortization of acquisition fees and expenses           (203,738)
                                                                ---------------

Investments in Local Limited Partnerships before
   reserve for valuation                                             21,418,598

Reserve for valuation of investment in Local Limited Partnership        (35,551)
                                                                ---------------
Investments in Local Limited Partnerships                       $    21,383,047
                                                                ===============

The Fund's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2000 totaled $1,332,964. For the six months ended September 30, 2000, the Fund has not recognized $251,942 of equity in losses relating to one Local Limited Partnership where cumulative equity in losses exceeded its total investment in the Local Limited Partnership.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                                   (Unaudited)

2.    Commitments

At September 30, 2000, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the properties' achievement of certain criteria set forth in the Local Limited
Partnership Agreements and total approximately $408,000. In addition, the Fund has set aside $217,000 for future capital contributions to one Local Limited Partnership.

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

Liquidity and Capital Resources

At September 30, 2000, the Fund had cash and cash equivalents of $275,443 compared with $307,807 at March 31, 2000. This decrease is due to purchases of marketable securities, advances to Local Limited Partnerships and cash used for operations. These decreases are partially offset by proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships.

As of September 30, 2000, approximately $2,221,000 of marketable securities has been designated as Reserves by the Managing General Partner. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate.

At September 30, 2000, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the properties' achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $408,000. In addition, the Fund has set aside $217,000 for future capital contributions to one Local Limited Partnership.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2000, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2000.

Results of Operations

The Fund's results of operations for the three and six months ended September 30, 2000 resulted in a net loss of $683,316 and $1,295,366, respectively, as compared to a net loss of $616,148 and $1,171,215 for the same periods in 1999. The increase in net loss is primary attributable to increases in equity in losses of Local Limited Partnerships, general and administrative expenses, and provision for valuation of investment in Local Limited Partnerships and a decrease in other revenue.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, has been experiencing operating difficulties and has difficulties in achieving debt service coverage. As a result of the operating difficulties, the Local General Partner has been negotiating with the lender to reduce the interest rate on the current mortgage. However, the negotiations slowed during the third quarter because the individual with whom the Local General Partner had been negotiating resigned his position. The Managing General Partner performed a site visit in April and found the property to be in good physical condition. Occupancy improved from 83% at June 30, 2000 to 93% at September 30, 2000. The Managing General Partner will continue to work closely with the Local General Partner and new management agent to monitor operations.

As previously reported, Los Claveles II (Trujillo Alto, Puerto Rico) continues to perform poorly. The property requires significant capital for maintenance and repair and also faces crime and security issues. As of September 30, 2000, occupancy was 45%. Effective December 30, 1999, the property restructured its existing mortgage loan balance, in the approximate amount of $9 million, into a $4 million first mortgage with an interest rate of 6% amortized over a 30-year term and a $5 million second mortgage with no interest and principal payable from cash flow. No debt service payments were required until November 2000. The reduction in debt service payments makes cash available for use towards the necessary maintenance and repairs required at the property. However, due to certain issues, the necessary repairs have not yet been completed and operations have not improved. As a result, the property was unable to make the November 1, 2000 debt service payment. Although the loan is technically in default, the workout agreement contains a clause that obligates the lender to renegotiate the terms of the workout agreement in the event that the terms of the agreement are not met. As part of the loan restructuring, the Local General Partner was replaced. The Managing General Partner will continue to closely monitor the property's operations.

Operations at Oak Ridge, located in Macon, Georgia, continue to suffer primarily due to low occupancy and rental rates. The low occupancy is generally attributable to lack of public transportation, site management turnover, as well as a fire in one of the buildings during the fourth quarter of 1999. The building that experienced the fire was back on line as of March 2000. Also during March 2000, a new on-site manager was hired to further enhance tenant marketing efforts, which include direct mailing and posting fliers on cars, as well as enhanced interaction with the local housing authority to attract more tenants with Section 8 certificates. These efforts positively impacted occupancy as the property was 84% occupied at September 30, 2000, its highest level since 1996. The Managing General Partner will continue to work closely with the management agent and Local General Partner to monitor property operations and marketing efforts.

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

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended September 30, 2000.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  November  14    , 2000         BOSTON FINANCIAL TAX CREDIT FUND VII,
                                       A LIMITED PARTNERSHIP

                                       By: Arch Street VII, Inc.,
                                           its Managing General Partner




                                       /s/Randolph G. Hawthorne
                                       ----------------------------------------
                                       Randolph G. Hawthorne
                                       Managing Director, Vice President and
                                       Chief Operating Officer