Form 10-Q
period 2000-12-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2001-02-14
CIK 892342

February 14,  2001





Securities and Exchange Commission
450 Fifth Street, NW

Washington, DC  20549

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-Q for the Quarter Ended December 31, 2000 File Number 0-24584


Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, there is filed herewith one copy of subject report.

Very truly yours,



/s/Stephen Guilmette

Stephen Guilmette
Assistant Controller

TC7-Q3.DOC

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31,  2000
                              -------------------------------


                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                       to
                               --------------------      ----------------------


                         Commission file number 0-24584

               Boston Financial Tax Credit Fund VII, A Limited Partnership
-------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


             Massachusetts                               04-3166203
---------------------------------------     ---------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                  02110-1106
---------------------------------------------       ----------------------------
  (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
                                                     --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No .

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheets - December 31, 2000 (Unaudited)
               and March 31, 2000                                                         1

          Statements of Operations (Unaudited) -
               For the Three and Nine Months Ended December 31, 2000 and 1999             2

          Statement of Changes in Partners' Equity (Deficiency)
               (Unaudited) - For the Nine Months Ended December 31, 2000                  3

          Statements of Cash Flows (Unaudited) -
               For the Nine Months Ended December 31, 2000 and 1999                       4

          Notes to the Financial Statements (Unaudited)                                   5

Item 2.   Management's Discussion and Analysis of

               Financial Condition and Results of Operations                              7


PART II - OTHER INFORMATION

Items 1-6                                                                                 9

SIGNATURE                                                                                 10



                        BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                 BALANCE SHEETS

                                                                                December 31,          March 31,
                                                                                    2000                2000
                                                                                -------------      ------------
                                                                                 (Unaudited)
Assets
Cash and cash equivalents                                                       $     480,843      $     307,807
Marketable securities, at fair value                                                2,281,030          2,491,752
Restricted cash                                                                       293,654            280,053
Investments in Local Limited Partnerships, net (Note 1)                            20,751,613         22,640,861
Other assets                                                                           34,206             31,930
                                                                                -------------      -------------
     Total Assets                                                               $  23,841,346      $  25,752,403
                                                                                =============      =============

Liabilities and Partners' Equity

Accounts payable to affiliates                                                  $     181,086      $     170,084
Accounts payable and accrued expenses                                                  54,791             36,491
                                                                                -------------      -------------
     Total Liabilities                                                                235,877            206,575
                                                                                -------------      -------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                             23,599,758         25,580,333
Net unrealized gains (losses) on marketable securities                                  5,711            (34,505)
                                                                                -------------      -------------
     Total Partners' Equity                                                        23,605,469         25,545,828
                                                                                -------------      -------------
     Total Liabilities and Partners' Equity                                     $  23,841,346      $  25,752,403
                                                                                =============      =============



The  accompanying  notes are an  integral  part of these financial statements.

                        BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2000 and 1999
                                   (Unaudited)




                                             Three Months Ended                          Nine Months Ended
                                      December 31,         December 31,           December 31,       December 31,
                                          2000                 1999                   2000               1999
                                      -------------        -------------         -------------     --------------
Revenue:
   Investment                         $      40,804        $      41,162         $     121,334     $       127,379
   Other                                     15,785                2,205                35,807              66,888
                                      -------------        -------------         -------------     ---------------
       Total Revenue                         56,589               43,367               157,141             194,267
                                      -------------        -------------         -------------     ---------------

Expenses:
   General and administrative
     (includes reimbursements
     to an affiliate in the amounts
     of $55,511 and $68,054 in
     2000 and 1999, respectively)            10,497               57,373               122,753             144,774
   Asset management fee,
     related party                           75,499               73,888               226,497             221,664
   Provision for valuation of
     investment in Local

     Limited Partnership                     17,389                   -                 52,940                 -
   Amortization                               6,876                8,046                22,967              24,138
                                      -------------        -------------         -------------     ---------------
       Total Expenses                       110,261              139,307               425,157             390,576
                                      -------------        -------------         -------------     ---------------

Loss before equity in losses
    of Local Limited Partnerships           (53,672)             (95,940)             (268,016)           (196,309)

Equity in losses of Local Limited

   Partnerships (Note 1)                   (631,537)          (1,021,743)           (1,712,559)         (2,092,589)
                                      -------------        -------------         -------------     ---------------

Net Loss                              $    (685,209)       $  (1,117,683)        $  (1,980,575)    $    (2,288,898)
                                      =============        =============         =============     ===============

Net Loss allocated:
   To General Partners                $      (6,852)       $     (11,177)        $     (19,806)    $       (22,889)
   To Limited Partners                     (678,357)          (1,106,506)           (1,960,769)         (2,266,009)
                                      -------------        -------------         -------------     ---------------
                                      $    (685,209)       $  (1,117,683)        $  (1,980,575)    $    (2,288,898)
                                      =============        =============         =============     ===============
Net Loss per Limited
   Partnership Unit

   (50,930 Units)                     $      (13.32)       $      (21.72)        $      (38.50)    $        (44.49)
                                      =============        =============         =============     ===============

The  accompanying  notes are an  integral  part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2000
                                   (Unaudited)


                                                                                       Net
                                                       Initial       Investor       Unrealized
                                       General         Limited        Limited         Gains
                                       Partners        Partner       Partners        (Losses)          Total

Balance at March 31, 2000             $  (188,518)   $   5,000    $   25,763,851    $   (34,505)   $  25,545,828
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized losses
     on marketable securities
     available for sale                         -            -                 -         40,216           40,216
   Net Loss                               (19,806)           -        (1,960,769)             -       (1,980,575)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Income (Loss)               (19,806)           -        (1,960,769)        40,216       (1,940,359)
                                      -----------    ---------    --------------    -----------    -------------

Balance at December 31, 2000          $  (208,324)   $   5,000    $   23,803,082    $     5,711    $  23,605,469
                                      ===========    =========    ==============    ===========    =============

The  accompanying  notes are an  integral  part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                                                      2000              1999
                                                                                  -------------    -------------

Net cash used for operating activities                                            $    (193,637)   $    (200,514)
                                                                                  -------------    -------------

Cash flows from investing activities:

   Purchases of marketable securities                                                  (362,671)        (498,955)
   Proceeds from sales and maturities of
     marketable securities                                                              613,562          957,692
   Advances to Local Limited Partnership                                                (52,940)               -
Investments in Local Limited Partnerships                                                     -         (230,000)
   Cash distributions received from Local
     Limited Partnerships                                                               168,722           89,575
                                                                                  -------------    -------------
Net cash provided by investing activities                                               366,673          318,312
                                                                                  -------------    -------------

Net increase in cash and cash equivalents                                               173,036          117,798

Cash and cash equivalents, beginning                                                    307,807          114,347
                                                                                  -------------    -------------

Cash and cash equivalents, end                                                    $     480,843    $     232,145
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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2000 and 1999.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2000:

Capital  contributions  and  advances  paid to Local  Limited  Partnerships  and purchase price paid to withdrawing partners of Local Limited
   Partnerships                                                                              $    39,592,092

Cumulative equity in losses of Local Limited
   Partnerships (excluding cumulative unrecognized losses
   of $2,022,389)                                                                                (18,886,664)

Cash distributions received from Local Limited
   Partnerships                                                                                     (942,599)
                                                                                             ---------------

Investments in Local Limited Partnerships before
   adjustments                                                                                    19,762,829

Excess of investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                   1,252,338

   Accumulated amortization of acquisition fees and expenses                                        (210,614)
                                                                                             ---------------

Investments in Local Limited Partnerships before reserve for valuation                            20,804,553

Reserve for valuation of investment in Local Limited Partnership                                     (52,940)
                                                                                             ---------------
Investments in Local Limited Partnerships                                                    $    20,751,613
                                                                                             ===============

The Fund's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2000 totaled $2,259,545. For the nine months ended December 31, 2000, the Fund has not recognized $546,986 of equity in losses relating to two Local Limited Partnerships where cumulative equity in losses and distributions exceeded total investment in the Local Limited Partnerships.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

2.    Commitments

At December 31, 2000, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the properties' achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $408,000. In addition, the Fund has set aside $217,000 for future capital contributions to one Local Limited Partnership.

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

Liquidity and Capital Resources

At December 31, 2000, the Fund had cash and cash equivalents of $480,843 compared with $307,807 at March 31, 2000. This increase is due to proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships. These increases are partially offset by purchases of marketable securities and advances to Local Limited Partnership.

As of December 31, 2000, approximately $2,153,000 of cash, cash equivalents and marketable securities has been designated as Reserves by the Managing General Partner. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate.

At December 31, 2000, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the properties' achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $408,000. In addition, the Fund has set aside $217,000 for future capital contributions to one Local Limited Partnership.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2000, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. No such event has occurred to date.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2000.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

The Fund's results of operations for the three and nine months ended December 31, 2000 resulted in a net loss of $685,209 and $1,980,575, respectively, as compared to a net loss of $1,117,683 and $2,288,898 for the same periods in 1999. The decrease in net loss is primary attributable to decreases in equity in losses of Local Limited Partnerships, and general and administrative expenses and an increase in provision for valuation of investment in Local Limited Partnership. Equity in losses of Local Limited Partnerships decreased primarily due to an increase in unrecognized losses for Local Limited Partnerships whose carrying values have been reduced to zero. The decrease in general and administrative expense is due to a decrease in operational and administrative expense due to a change in the method used to allocate operational and administrative expense and lower salary reimbursements paid to an affiliate of the General Partner. Provision for valuation of investment in Local Limited Partnership was incurred during the three and nine months ended December 31, 2000 due to the reserve of advances to a Local Limited Partnership.

Property Discussions

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, has been experiencing operating difficulties and has difficulties in achieving debt service coverage. As a result of the operating difficulties, the Local General Partner has been negotiating with the lender to reduce the interest rate on the current mortgage. However, the negotiations slowed during the third quarter due to changes in the Lenders personnel. The Managing General Partner performed a site visit in April and found the property to be in good physical condition. The Managing General Partner will continue to work closely with the Local General Partner and new management agent to monitor operations.

As previously reported, Los Claveles II (Trujillo Alto, Puerto Rico) continues to perform poorly. The property requires significant capital for maintenance and repair and also faces crime and security issues and occupancy is extremely low. Effective December 30, 1999, the property restructured its existing mortgage loan balance, in the approximate amount of $9 million, into a $4 million first mortgage with an interest rate of 6% amortized over a 30-year term and a $5 million second mortgage with no interest and principal payable from cash flow. No debt service payments were required until November 2000. The reduction in debt service payments makes cash available for use towards the necessary maintenance and repairs required at the property. However, due to certain issues, the necessary repairs have not yet been completed and operations have not improved. As a result, the property was unable to make the November 1, 2000 debt service payment. Although the loan is technically in default, the workout agreement contains a clause that obligates the lender to renegotiate the terms of the workout agreement in the event that the terms of the agreement are not met. As part of the loan restructuring, the Local General Partner was replaced. The Managing General Partner will continue to closely monitor the property's operations.

Operations at Oak Ridge, located in Macon, Georgia, continue to suffer primarily due to low occupancy and rental rates. The low occupancy is generally attributable to lack of public transportation, site management turnover, as well as a fire in one of the buildings during the fourth quarter of 1999. The building that experienced the fire was ready for occupancy as of March 2000. Also during March 2000, a new on-site manager was hired to further enhance tenant marketing efforts, which include direct mailing and posting fliers on cars, as well as enhanced interaction with the local housing authority to attract more tenants with Section 8 certificates. These efforts positively impacted occupancy as the property was 84% occupied at September 30, 2000, its highest level since 1996. However, during the fourth quarter occupancy declined and was 73% at December 31, 2000. The Managing General Partner will continue to work closely with the management agent and Local General Partner to monitor property operations and continued marketing efforts.

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

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a)Exhibits - None

                (b)Reports  on Form 8-K - No  reports  on Form  8-K  were  filed during the quarter ended December 31, 2000.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  February 14, 2001                BOSTON FINANCIAL TAX CREDIT FUND VII,
                                          A LIMITED PARTNERSHIP

                                          By: Arch Street VII, Inc.,
                                          its Managing General Partner




                                          /s/Jenny Netzer
                                          -------------------------------------
                                          Jenny Netzer
                                          Managing Director and President