Form 10-K
period 2001-03-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2001-06-29
CIK 892342

June  29  , 2001



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

       Boston Financial Tax Credit Fund VII, A Limited Partnership Annual Report on Form 10-K for the Year Ended March 31, 2001 File Number 0-24584

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

                                    FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                  March 31,  2001
                                    ----------------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                      to
                               -------------------      ------------------------


                         Commission file number 0-24584

      Boston Financial Tax Credit Fund VII, A Limited Partnership
-------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                   Massachusetts                       04-3166203
--------------------------------------------       ---------------------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation or organization)

   101 Arch Street, Boston, Massachusetts               02110-1106
--------------------------------------------   --------------------------------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code         (617) 439-3911
                                                        -----------------------


Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each exchange on
          Title of each class                              which registered
          -------------------                        ---------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate sales price of partnership units held by non-affiliates of the registrant.
                                         $45,581,000 as of March 31, 2001
                                         --------------------------------

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS: (2) ANY PROXY OR INFORMATION STATEMENT: AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.

                                                       Part of Report on
                                                       Form 10-K into
                                                       Which the Document
Documents incorporated by reference                    is Incorporated
-----------------------------------                    -----------------------

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

     "Estimated Use of Proceeds"                       Part III, Item 13

     "Management Compensation and Fees"                Part III, Item 13

     "Profits and Losses for Tax Purposes, Tax
        Credits and Cash Distributions"                Part III, Item 13

             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED MARCH 31, 2001


                                TABLE OF CONTENTS


                                                                    Page No.

PART I

     Item 1       Business                                            K-3
     Item 2       Properties                                          K-5
     Item 3       Legal Proceedings                                   K-10
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                    K-10

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                     K-10
     Item 6       Selected Financial Data                             K-11
     Item 7       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       K-12
     Item 7A      Quantitative and Qualitative Disclosures about
                  Market Risk                                         K-14
     Item 8       Financial Statements and Supplementary Data         K-15
     Item 9       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure              K-15

PART III

     Item 10      Directors and Executive Officers
                  of the Registrant                                   K-15
     Item 11      Management Remuneration                             K-16
     Item 12      Security Ownership of Certain Beneficial
                  Owners and Management                               K-16
     Item 13      Certain Relationships and Related Transactions      K-16
     Item 14      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                 K-19

SIGNATURES                                                            K-21
----------

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

The Fund has invested as a limited partner in other limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), some of which benefit from some form of federal, state or local assistance programs and all of which qualify for low-income housing tax credits ("Tax Credits") added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986. The investment objectives of the Fund include the following:
(i) to provide investors with annual tax credits which they may use to reduce their federal income taxes; (ii) to provide limited cash distributions from the operations of apartment complexes; and (iii) to preserve and protect the Fund's capital with the possibility of realizing a profit through the sale or refinancing of apartment complexes. There cannot be any assurance that the Fund will attain any or all of these investment objectives. A more detailed discussion of these investment objectives, along with the risks in achieving them, is contained in the sections of the Prospectus entitled "Investment Objectives and Policies - Principal Investment Objectives" and "Investment Risks", which are herein incorporated by this reference.

Table A on the following page lists the Properties originally acquired by the Local Limited Partnerships in which the Fund has invested. Item 7 of this Report contains other significant information with respect to such Local Limited Partnerships. As required by applicable rules, the terms of the acquisition of each Local Limited Partnership interest have been described in a supplement to the Prospectus and collected in the post-effective amendment to the Registration Statement; such descriptions are incorporated herein by this reference.

                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


    Properties owned by                                          Date
       Local Limited                                           Interest
        Partnerships                       Location            Acquired
-----------------------------          ------------------    --------------

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

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2001, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions to Local Limited Partnerships: (i) Oak Ridge Apartments, A Limited Partnership, Santa Fe Oaks Phase II, A Limited Partnership, Springwood Apartments, A Limited Partnership and St. Andrews Pointe Apartments, A Limited Partnership, representing 23.92%, have Flournoy Development Company and John Flournoy as Local General Partners; (ii) Woods Lane, A Limited Partnership, Crafton Place, A Limited Partnership and Fountain Lakes, A Limited Partnership, representing 16.92%, have Lindsey Management Company as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports reported on Forms 8-K, which are herein incorporated by reference.

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

The Fund is managed by Arch Street VIII, Inc., the Managing General Partner of the Fund. The other General Partner of the Fund is Arch Street VII Limited Partnership. The Fund, which does not have any employees, reimburses Lend Lease Real Estate Investments, Inc., an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Fund is set forth in Item 10 of this Report.

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

The schedule on the following pages provides certain key information on the Local Limited Partnership interests acquired by the Fund.





                                               Capital Contributions           Mtge. loans                         Occupancy
Local Limited Partnership        Number    Total Committed  Paid Through        payable at                             at
Property Name                        of       at March 31,     March 31,       December 31,        Type of         March 31,
Property Location               Apt. Units          2001          2001               2000          Subsidy*            2001
----------------------------------------------------------------------------------------------     -----------    ---------------

Oak Ridge Apartments,
   A Limited Partnership
Oak Ridge
Macon, GA                         152          $2,870,245     $2,870,245       $4,004,617          None               70 %

Santa Fe Oaks Phase II,
   A Limited Partnership
Santa Fe Oaks II
Gainesville, FL                   129           2,698,586      2,698,586        3,622,325          None               99%

Andrew's Pointe Limited
   Partnership
Andrew's Pointe
Burnsville, MN                     57           1,333,800      1,333,800        2,249,410          None               96%

Palo Verde II, A Nevada
   Limited Partnership
Palo Verde II
Henderson, NV                      60           1,324,801      1,324,801        1,062,072          None               97%

Woods Lane, A Limited
   Partnership
Woods Lane
Rogers, AR                        156           2,574,180      2,574,180        3,246,005          None              100%

Crafton Place, A Limited
   Partnership
Crafton Place
Fayetteville, AR                   84           1,365,120      1,365,120        1,623,015          None               98%






                                                Capital Contributions            Mtge. Loans                       Occupancy
Local Limited Partnership        Number    Total Committed  Paid Through         payable at                            at
Property Name                        of        at March 31,    March 31,       December 31,        Type of         March 31,
Property Location               Apt. Units          2001          2001               2000          Subsidy*            2001
----------------------------------------------------------------------------------------------     -----------    ---------------

Guardian Place
   Limited Partnership
Guardian Place
Richmond, VA                      120           2,174,390      2,174,390        2,927,278          None               93%

Twin Oaks Meadows Limited
   Dividend Housing Association
   Limited Partnership
Twin Oaks Meadows
Lansing, MI                        63           1,436,400      1,436,400        1,874,216          None               86%

Madera Sunrise Terrace
   Limited Partnership
Sunrise Terrace
Madera, CA                         52           1,523,196      1,523,196          950,819          None               96%

Eden Park Limited
   Partnership
Wynmor
Brooklyn Park, MN                 324           5,527,758      5,527,758        5,558,612          None               96%

Affordable Citrus Glen
   Limited Partnership
Citrus Glen
Orlando, FL                       176           4,581,360      4,581,360        5,343,443          None               97%

St. Andrews Pointe Apartments,
   A Limited Partnership
St. Andrews Pointe
Columbia, SC                      150           3,414,528      3,414,528        4,541,565          None               86%





                                                Capital Contributions           Mtge. Loans                        Occupancy
Local Limited Partnership        Number    Total Committed  Paid Through         payable at                            At
Property Name                        of       at March 31,     March 31,        December 31,       Type of         March 31,
Property Location               Apt. Units          2001          2001              2000           Subsidy*            2001
----------------------------------------------------------------------------------------------     -----------    ---------------

Des Moines Street Associates
   Limited Partnership
Des Moines St. Village
Des Moines, IA                     42           1,083,996      1,083,996        1,651,980        Section 8           100%

Fountain Lakes, A Limited
   Partnership
Fountain Lakes
Benton, AR                        180           2,854,593      2,854,593        4,086,238          None               96%

Fairhaven Manor Limited
   Partnership
Fairhaven Manor
Burlington, WA                     40           1,232,020      1,232,020          918,826          None              100%

Grand Boulevard Renaissance I
   Limited Partnership
Grand Boulevard Renaissance
Chicago, IL                        30           1,085,000        868,000        1,921,136        Section 8            97%

Los Claveles, S.E. Limited
   Partnership
Los Claveles II
Trujilio Alto, PR                 180           1,272,000        923,374        9,264,949        Section 8            48%

BHP/Harford Commons
   Limited Partnership
Harford Commons
Baltimore, MD                      30           1,187,000      1,128,000         1,736,092         None               97%




                                              Capital Contributions          Mtge. loans                          Occupancy
Local Limited Partnership        Number    Total Committed  Paid Through      payable at                              at
Property Name                        of       at March 31,     March 31,    December 31,           Type of         March 31,
Property Location               Apt. Units          2001          2001            2000             Subsidy*            2001
----------------------------------------------------------------------------------------------     -----------    ---------------

Springwood Apartments,
   A Limited Partnership
Springwood
Tallahassee, FL                   113             624,805        624,805        3,810,592          None               98%
                                -----        ------------   ------------     ------------
                                2,138         $40,163,778    $39,539,152     $ 60,393,190
                                =====         ===========    ===========     ============

* Section 8 This subsidy, which is authorized under Section 8 of Title II of the Housing and Community Development Act of 1974, allows qualified low-income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government.

Two Local Limited Partnerships invested in by the Fund each represent more than 10% of the total capital contributions to be made to Local Limited Partnerships by the Fund. The first is Eden Park Limited Partnership, which owns Wynmor, a Property, located in Brooklyn Park, Minnesota. The Property contains 324 apartments in eleven three-story buildings and represents 13.76% of the total capital contributions to be made to the Local Limited Partnerships.

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

Duration of leases for occupancy in the Properties described above is generally six to twelve months. The Managing General Partner believes the Properties described herein are adequately covered by insurance.

Additional information required under this item, as it pertains to the Fund, is contained in Items 1, 7 and 8 of this Report.

Item 3.  Legal Proceedings

The Fund is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

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

As of June 18, 2001, there were 2,439 record holders of Units of the Fund. Cash distributions, when made, are paid annually. No cash distributions were paid during the years ended March 31, 2001, 2000 and 1999.

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

                                            March 31,       March 31,       March 31,          March 31,
March 31,
                                             2001            2000           1999            1998            1997
                                         ------------     ------------   ------------   ------------    -------------

Revenue                                  $    188,642     $    236,880   $    256,266   $    254,185    $     400,349
Equity in losses of Local Limited
 Partnerships                              (2,072,857)      (2,745,266)    (2,852,291)    (3,325,494)      (2,967,826)
Net Loss                                   (2,452,766)      (3,048,493)    (3,150,253)    (3,626,340)      (3,131,087)
   Per Limited Partnership Unit (A)            (47.68)          (59.26)        (61.24)        (70.49)          (60.86)
Cash and cash equivalents                      607,092          307,807        114,347        375,168          373,729
Marketable securities                       2,137,846        2,491,752      3,020,272      3,106,645        3,240,944
Investments in Local Limited
   Partnerships                            20,351,343       22,640,861     25,341,905     28,387,876       31,792,098
Total assets (B)                           23,421,069       25,752,403     28,779,904     32,158,308       35,694,649
Cash Distribution                                   -                -              -              -                -
Other data:
----------
Passive loss (C)                           (4,457,338)      (2,916,825)    (4,009,001)    (4,473,368)      (3,697,126)
   Per Limited Partnership Unit (C)            (86.64)          (56.70)        (77.93)        (86.95)          (71.87)

Portfolio income (C)                          278,960          279,480        304,325        301,029          359,903
   Per Limited Partnership Unit (C)              5.42             5.43           5.92           5.85             7.00
Other Income (Loss) (C)                    (2,314,358)       2,444,059              -              -                -
   Per Limited Partnership Unit (C)           (44.99)            47.51              -              -                -
Low-Income Housing Tax Credit (C)           7,476,015        7,556,310      7,547,206      7,547,206        7,531,209
   Per Limited Partnership Unit (C)            146.79           146.88         146.71         148.19           146.39
Local Limited Partnership interests
   owned at end of period                          19               19             19             19               19

(A) Per Limited Partnership Unit data is based upon 50,930 Units for all of the five years ended March 31, 2001.


(B) Total assets include the investments in Local Limited Partnerships.

(C) Income tax information is as of December 31, the year end of the Fund for income tax purposes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

Liquidity and capital resources

At March 31, 2001, the Fund had cash and cash equivalents of $607,092 compared with $307,807 at March 31, 2000. This increase is primarily due to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships. These increases are partially offset by cash used for operations and advances to Local Limited Partnerships.

As of March 31, 2001, the Managing General Partner has designated approximately $2,095,000 of cash, cash equivalents and marketable securities as Reserves. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. Management believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate.

At March 31, 2001, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $408,000. In addition, the Fund has set aside $217,000 in escrow for future capital contributions to one Local Limited Partnership.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2001, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. As of March 31, 2001, the Fund has advanced approximately $53,000 to Local Limited Partnerships to fund operating deficits.

Cash distributions

No cash distributions were made in the years ended March 31, 2001, 2000 or 1999. It is not expected that cash available for distribution, if any, will be significant during the 2001 calendar year. Based on the results of 2000 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.







Results of operations

2001 versus 2000

The Fund's results of operations for the year ended March 31, 2001 resulted in a net loss of $2,452,766 as compared to a net loss of $3,048,493 for the same period in 2000. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in losses not recognized by the Fund for Local Limited Partnerships where the Fund's cumulative equity in losses exceeded its total investment. The decrease in equity in losses of Local Limited Partnership's is expected to continue. The increase in general and administrative expense is primarily due to increased charges from an affiliate of the General Partner for operational and administrative expenses necessary for the operation of the Partnership. The increased charges pertained to higher levels of staffing and salary levels at the affiliate in addition to changes in the affiliate's allocation of operational and administrative expenses to more accurately reflect the actual cost of services provided to the Partnership.

2000 versus 1999

The Fund's results of operations for the year ended March 31, 2000 resulted in a net loss of $3,048,493 as compared to a net loss of $3,150,253 for the same period in 1999. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships was primarily due to an increase in losses not recognized by the Fund for a Local Limited Partnership where the Fund's cumulative equity in losses exceeded its total investment.

Low-income housing tax credits

The 2000, 1999 and 1998 Tax Credits per Unit were $146.79, $146.88 and $146.71, respectively, for investor limited partners. The Tax Credits per Limited Partnership Unit stabilized in 1996 at approximately $147 per Unit. The Tax Credits were expected to be stable for about seven years subsequent to 1996 and then to decrease as certain Properties reach the end of the ten year Tax Credits period. However, because the Compliance Periods should extend significantly beyond the Tax Credit periods, the Fund is expected to retain most of its interests in the Local Limited Partnerships for the foreseeable future.

Property discussions

The Fund's investment portfolio consists of limited partnership interests in 19 Local Limited Partnerships, each of which own and operate a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have persistent operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Fund's business, may desire to dispose of certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, has been experiencing operating difficulties and has difficulties in achieving debt service coverage. As a result of the operating difficulties, the Local General Partner has been negotiating with the lender to reduce the interest rate on the current mortgage. However, the negotiations slowed during the third quarter of 2000 due to changes in the lender's personnel. The Managing General Partner will continue to work closely with the Local General Partner to monitor Property operations.

As previously reported, Los Claveles II, located in Trujillo Alto, Puerto Rico, continues to perform poorly. The Property requires significant capital for maintenance and repairs faces crime and security issues and suffers from extremely low occupancy. Effective December 30, 1999, the Property restructured its existing mortgage loan balance, in the approximate amount of $9 million, into a $4 million first mortgage with an interest rate of 6% amortized over a 30-year term and a $5 million second mortgage with no interest and principal payable from cash flow. No debt service payments were required until November 2000. The reduction in debt service payments made cash available for use towards the necessary maintenance and repairs required at the Property. However, due to certain issues, the necessary repairs have not yet been completed and operations have not improved. As a result, the Property was unable to make the November 1, 2000 debt service payment. Although the loan is technically in default, the workout agreement contains a clause that obligates the lender to renegotiate the terms of the workout agreement in the event that the terms of the agreement are not met. As part of the loan restructuring, the Local General Partner was replaced. Recently, the lender agreed to provide funds for additional security services. In addition, the Property submitted an application for drug elimination grants to HUD in May 2001 and plans to submit an application for another grant in June. The Managing General Partner is concerned about the Property's long-term viability.

Operations at Oak Ridge, located in Macon, Georgia, continue to suffer primarily due to low occupancy and rental rates. The low occupancy is generally attributable to a lack of public transportation near the site, site management turnover and a fire in one the buildings during the fourth quarter of 1999. The building that experienced the fire was ready for occupancy as of March 2000. Also during March 2000, a new on-site manager was hired to further enhance tenant marketing efforts, which included direct mailing, posting fliers on cars and enhanced interaction with the local housing authorities to attract more tenants with Section 8 certificates. The site manager is also diligently working to attract more tenants and decrease expenses. These efforts positively impacted Property operations for the three months ended March 31, 2001, as evidenced by net operating income increasing significantly compared to the same period in 2000. However, the Property's net operating income is insufficient to meet debt service payments. The Managing General Partner will continue to work closely with the management agent and Local General Partner to monitor Property operations and continued marketing efforts.

Occupancy at Guardian Place, located in Richmond, Virginia, has fluctuated primarily due to the difficulty in leasing its studio units. Occupancy is not expected to stabilize in the near term as a competing property in close proximity to Guardian Place will begin lease-up this year. The Managing General Partner visited the Property in the fourth quarter of 2000 and found it in very good condition. The Managing General Partner will continue to monitor local market conditions and the impact they may have on the Property's operations.

The Fund has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset. If a significant impairment in carrying value exists, a provision to write down the asset to fair value will be recorded in the Fund's financial statements.

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2001, 2000 and 1999.

As some Properties benefit from some form of government assistance, the Fund is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, the Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that a Property or any portion thereof ceases to qualify for Tax Credits.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Fund has invested in marketable securities with a fair value of $2,137,846 at March 31, 2001; these securities, with interest rates ranging from 4.66% to 6.50%, do not subject the Fund to significant market risk because of their short term maturities and high liquidity. The Fund has no other exposure to market risk associated with activities in derivative financial instruments, derivative commodity instruments or other financial instruments.

Item 8.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Fund is Arch Street VIII, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of Lend Lease Estate Investment, Inc. ("Lend Lease"). The Managing General Partner was incorporated in September 1992. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                 Position

Jenny Netzer              Principal, Head of Housing and Community Investment
Michael H. Gladstone      Principal, Member, Legal
Lauren M. Guillette       Principal, Member, Legal

The other General Partner of the Fund is Arch Street VII Limited Partnership,  a
 Massachusetts limited partnership ("Arch Street VII L.P.") that was organized in September 1992. The managing general partner of Arch Street VII
L.P. is Arch Street VIII, Inc.

The Managing General Partner provides day-to-day management of the Fund. Compensation is discussed in Item 11 of this report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 45, Principal, Head of Housing and Community Investment Group
- Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 44, Principal, Member, Legal - Mr. Gladstone is responsible for legal work in the areas of affordable and conventional housing and investment products and services. He joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

Lauren M. Guillette, age 36, Principal, Member, Legal - Ms. Guillette is responsible for legal work in the areas of affordable and conventional housing and investment products and services. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1996 as the firm's Assistant General Counsel. Prior to joining Boston Financial, Ms. Guillette was associated with the law firm of Peabody & Brown where she practiced real estate syndication and securities law. Ms. Guillette is a graduate of McGill University (BA) and Suffolk University (J.D.).

Item 11.  Management Remuneration

Neither the directors nor officers of Arch Street VIII, Inc., nor the partners of Arch Street VII L.P., nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2001, the following is the only entity known to the Fund to be the beneficial owner of more than 5% of the Units outstanding:
                                                            Amount
     Title of              Name and Address of          Beneficially    Percent
     Class                  Beneficial Owner                Owned       of Class
----------------- ------------------------------------ -------------------------
Limited Partner   Oldham Institutional Tax Credits LLC   5,349 units     10.5%
                  101 Arch Street
                  Boston, MA

Oldham Institutional Tax Credits LLC is an affiliate of Arch Street VIII, Inc., the Managing General Partner.

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

Except as described in the preceding paragraphs, neither Arch Street VIII, Inc., Arch Street VII L.P., Lend Lease nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Fund does not know of any existing arrangement that might at a later date result in a change in control of the Fund.




Item 13.  Certain Relationships and Related Transactions

The Fund was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid during the years ended March 31, 2001, 2000 and 1999 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions." Such sections are incorporated herein by reference.
The Fund is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the Fees paid and expenses reimbursements made in the three years ended March 31, 2001 is presented as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Fund is required to pay certain fees to and reimburse expenses of the Managing General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. Commissions, fees and accountable expenses related to the sale of the Units totaling $6,304,898 have been charged directly to Limited Partners' equity. In connection therewith, $4,329,050 of selling expenses and $1,975,848 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the Managing General Partner. The Fund is required to pay a non-accountable expense allowance for marketing expense equal to a maximum of 1% of Gross Proceeds. This allowance has not yet been charged to the Fund. In addition, the Fund has paid $50,000 in organization costs to an affiliate of the Managing General Partner. This cost has been included in the balance sheet. Total organization and offering expenses, exclusive of selling commissions and underwriting advisory fees, did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses were paid during the three years ended March 31, 2001.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Fund is required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 6% of the Gross Proceeds. Acquisition expenses, which include legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses, totaled 1.5% of the Gross Proceeds. Acquisition fees totaling $3,055,800 for the closing of the Fund's Local Limited Partnership investments have been paid to an affiliate of the Managing General Partner. Of this amount, approximately $2,567,000 is included as capital contributions to Local Limited Partnerships. Acquisition expenses totaling $763,950 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the three years ended March 31, 2001.




Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives the base amount of 0.6129% (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee. Fees earned during the years ended March 31, 2001, 2000 and 1999 are as follows:

                                      2001             2000             1999
                                 --------------  --------------    -------------

   Asset Management Fees         $     304,529    $    297,164     $    292,147

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable during the years ended March 31, 2001, 2000 and 1999 are as follows:

                                      2001             2000             1999
                                 --------------  --------------    -------------
   Salaries and benefits
     expense reimbursements      $      89,441    $    107,844     $     92,108

Property Management Fees

In prior years, an affiliate of the Managing General Partner was the management agent for one Local Limited Partnership. The management fee charged to the property was equal to 5% of the Property's gross revenues. Fees charged for the years ended December 31, 1999 and 1998 were as follows:

                                                     1999             1998
                                                --------------  --------------

Property Management Fees                            $ 23,247       $    23,058

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Fund, Arch Street VIII, Inc. and Arch Street VII L.P., receive 1% of cash distributions paid to partners. To date, the Fund has not paid any cash distributions to partners.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates during the years ended March 31, 2001, 2000 and 1999 is presented in Note 5 to the Financial Statements.

                                    (PART IV)


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

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

(a)(3)    See Exhibit Index contained herein.

(a)(3)(b)  Reports on Form 8-K:
           No reports on Form 8-K were filed during the year ended March 31, 2001.

(a)(3)(c)   Exhibits

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

      BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

      By:  Arch Street VIII, Inc.
           its Managing General Partner


     By:   /s/Jenny Netzer                        Date:    June    29    , 2001
           -----------------------------------             -------------------
           Jenny Netzer
           Principal, Head of Housing and
           Community Investment


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Fund and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                          Date:    June   29    , 2001
           --------------------------------------            -------------------
           Jenny Netzer
           Director


     By:   /s/Michael H. Gladstone                  Date:   June 29      , 2001
           -----------------------------                    --------------------
           Michael H. Gladstone
           Director

            BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

           ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2001
                                      INDEX


                                                                  Page No.


Report of Independent Accountants
   For the years ended March 31, 2001, 2000 and 1999                F-2

Financial Statements

   Balance Sheets - March 31, 2001 and 2000                         F-3

   Statements of Operations - For the years ended
     March 31, 2001, 2000 and 1999                                  F-4

   Statements of Changes in Partners' Equity (Deficiency) -
     For the years ended March 31, 2001, 2000 and 1999              F-5

   Statements of Cash Flows - For the years ended
     March 31, 2001, 2000 and 1999                                  F-6

   Notes to the Financial Statements                                F-7

Financial Statement Schedule

   Schedule III - Real Estate and Accumulated
     Depreciation                                                  F-15


      Other schedules have been omitted as they are either notthe information required to be presented therein is available elsewhere in the financial statements and the accompanying notes and schedules.

                        Report of Independent Accountants



To the Partners of
Boston Financial Tax Credit Fund VII, A Limited Partnership:


In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund VII, A Limited Partnership (the "Fund") as of March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The Fund accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Fund's investment in Local Limited Partnerships is stated at $20,351,343 at March 31, 2001 and $22,640,861 at March 31, 2000, and the Fund's equity in earnings (losses) of Local Limited Partnerships is stated at $(2,072,857), $(2,745,266), and $(2,852,291) for the
years ended March 31, 2001, 2000, and 1999, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Fund's financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.



/s/PricewaterhouseCoopers LLP
June 27, 2001
Boston, Massachusetts

               BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                    BALANCE SHEETS - MARCH 31, 2001 and 2000




                                                                         2001                  2000
                                                                     -------------        --------------
Assets

Cash and cash equivalents                                            $     607,092        $      307,807
Marketable securities, at fair value (Note 3)                            2,137,846             2,491,752
Restricted cash (Notes 4 and 6)                                            298,072               280,053
Investments in Local Limited Partnerships (Note 4)                      20,351,343            22,640,861
Other assets                                                                26,716                31,930
                                                                     -------------        --------------
     Total Assets                                                    $  23,421,069        $   25,752,403
                                                                     =============        ==============


Liabilities and Partners' Equity

Accounts payable to affiliates (Notes 4 and 5)                       $     198,552        $      170,084
Accrued expenses                                                            69,998                36,491
                                                                     -------------        --------------
     Total Liabilities                                                     268,550               206,575
                                                                     -------------        --------------

Commitments (Note 6)

General, Initial and Investor Limited Partners' Equity                  23,127,567            25,580,333
Net unrealized gains (losses) on marketable securities                      24,952               (34,505)
                                                                     -------------        --------------
     Total Partners' Equity                                             23,152,519            25,545,828
                                                                     -------------        --------------
     Total Liabilities and Partners' Equity                           $ 23,421,069          $ 25,752,403
                                                                      ============          ============


The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                For the Years Ended March 31, 2001, 2000 and 1999



                                                                2001             2000             1999
                                                            ------------    ------------      ------------
Revenue:
   Investment                                               $    160,417    $    166,318      $    192,898
   Other                                                          28,225          70,562            63,368
       Total Revenue                                             188,642         236,880           256,266
                                                             -----------        --------           -------

Expenses:
   General and administrative expenses (includes
     reimbursements to an affiliate in the amounts of
     $89,441, $107,844 and $92,108, respectively)
     (Note 5)                                                    180,459         210,759           229,897
   Asset management fees, related party (Note 5)                 304,529         297,164           292,147
   Amortization                                                   30,623          32,184            32,184
   Provision for valuation of investments in
     Local Limited Partnerships                                   52,940               -                 -
                                                            ------------    ------------      ------------
       Total Expenses                                            568,551         540,107           554,228
                                                            ------------    ------------      ------------

Loss before equity in losses of
   Local Limited Partnerships                                   (379,909)       (303,227)         (297,962)

Equity in losses of
   Local Limited Partnerships (Note 4)                        (2,072,857)     (2,745,266)       (2,852,291)
                                                            ------------    ------------      ------------

Net Loss                                                    $ (2,452,766)   $ (3,048,493)     $ (3,150,253)
                                                            ============    ============      ============

Net Loss allocated:
   General Partners                                         $    (24,528)   $    (30,485)     $    (31,503)
   Limited Partners                                           (2,428,238)     (3,018,008)       (3,118,750)
                                                            ------------    ------------      ------------
                                                            $ (2,452,766)   $ (3,048,493)     $ (3,150,253)
                                                            ============    ============      ============
Net Loss per Limited Partnership Unit
   (50,930 Units)                                           $    (47.68)    $     (59.26)     $     (61.24)
                                                            ===========     ============      ============

The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                 STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2001, 2000 and 1999


                                                                                        Net
                                                       Initial       Investor       Unrealized
                                       General         Limited        Limited          Gains
                                       Partners        Partner       Partners        (Losses)          Total
                                      -----------    ---------    --------------    -----------     -----------

Balance at March 31, 1998             $  (126,530)   $   5,000    $   31,900,609    $     6,125    $  31,785,204
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -          4,161            4,161
   Net Loss                               (31,503)           -        (3,118,750)             -       (3,150,253)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Income (Loss)               (31,503)           -        (3,118,750)         4,161       (3,146,092)
                                      -----------    ---------    --------------    -----------    -------------

Balance at March 31, 1999                (158,033)       5,000        28,781,859         10,286       28,639,112
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -        (44,791)         (44,791)
Net Loss                                  (30,485)           -        (3,018,008)             -       (3,048,493)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Loss                        (30,485)           -        (3,018,008)       (44,791)      (3,093,284)
                                      -----------    ---------    --------------    -----------    -------------

Balance at March 31, 2000                (188,518)       5,000        25,763,851        (34,505)      25,545,828
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized losses
     on marketable securities
     available for sale                         -            -                 -         59,457           59,457
   Net Loss                               (24,528)           -        (2,428,238)             -       (2,452,766)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Income (Loss)               (24,528)           -        (2,428,238)        59,457       (2,393,309)
                                      -----------    ---------    --------------    -----------    -------------

Balance at March 31, 2001             $  (213,046)   $   5,000    $   23,335,613    $    24,952    $  23,152,519
                                      ===========    =========    ==============    ===========    =============

The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                For the Years Ended March 31, 2001, 2000 and 1999



                                                             2001                2000            1999
                                                        --------------     --------------    -------------

Cash flows from operating activities:
   Net Loss                                             $   (2,452,766)    $  (3,048,493)    $  (3,150,253)
   Adjustments to reconcile net loss
     to net cash used for operating activities:
     Equity in losses of Local Limited Partnerships          2,072,857         2,745,266         2,852,291
     Provision for valuation of investments in
       Local Limited Partnerships                               52,940                 -                 -
     Amortization                                               30,623            32,184            32,184
     Gain on sales and maturities of marketable
       securities, net                                          (1,633)           (1,554)           (2,518)
     Cash distribution included in net loss                    (15,000)                -                 -
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities:
       Restricted cash                                         (18,019)          (14,022)          (13,476)
       Other assets                                              5,214             5,419            (1,285)
       Accounts payable to affiliates                           28,468            98,070          (237,158)
       Accrued expenses                                         33,507           (32,287)            4,846
                                                        --------------     -------------     -------------
Net cash used for operating activities                        (263,809)         (215,417)         (515,369)
                                                        --------------     -------------     -------------

Cash flows from investing activities:
   Purchases of marketable securities                         (961,896)         (698,323)       (2,071,201)
   Proceeds from sales and maturities
     of marketable securities                                1,376,892         1,183,606         2,164,253
   Investments in Local Limited Partnerships                         -          (230,000)          (20,000)
   Cash distributions received from Local
     Limited Partnerships                                      201,038           153,594           181,496
   Advances to Local Limited Partnerships                      (52,940)                -                 -
                                                        --------------     -------------     -------------
Net cash provided by investing activities                      563,094           408,877           254,548
                                                        --------------     -------------     -------------

Net increase (decrease) in cash and cash equivalents           299,285           193,460          (260,821)

Cash and cash equivalents, beginning                           307,807           114,347           375,168
                                                        --------------     -------------     -------------

Cash and cash equivalents, ending                       $      607,092     $     307,807     $     114,347
                                                        ==============     =============     =============

The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Tax Credit Fund VII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits which may be applied against the federal income tax liability of an investor. The Fund's objective are to: (i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; ii) provide limited cash distributions from the operations of apartment complexes and; iii) preserve and protect the Fund's capital.

Arch Street VIII, Inc., a Massachusetts corporation ("Arch Street VIII, Inc.") is the Managing General Partner of the Fund. Arch Street VII Limited Partnership, a Massachusetts limited partnership ("Arch Street VII L.P."), whose general partner is Arch Street VIII, Inc., is also a General Partner. Both the Managing General Partner and Arch Street VII L.P. are affiliates of Lend Lease Real Estate Investments, Inc. ("Lend Lease"). An affiliate of the General Partners ("SLP Affiliate") is a special limited partner in each Local Limited Partnership in which the Fund invests, with the right to become a general partner under certain circumstances. The fiscal year of the Fund ends on March 31.

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

The Partnership Agreement provides that all cash available for distribution will be allocated 99% to the Limited Partners and 1% to the General Partners. Sale or refinancing proceeds generally will be distributed first to the Limited Partners in an amount equal to their adjusted capital contributions, second to the General Partners in an amount equal to their capital contributions, third to the General Partners (after payment of the 6% return as set forth in Section 4.2.3 of the Partnership Agreement and of any accrued but unpaid Subordinated Disposition Fee, a fee equal to 1% of the sales price of a Property owned by a Local Limited Partnership) in such amount as is necessary to cause the General Partners to have received 5% of all distributions to the Partners, and lastly, 95% to the Limited Partners and 5% to the General Partners.

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

All distributions of cash available for distribution or distributions of sale or refinancing proceeds, and all allocations of profits and losses for tax purposes from normal operations and from a sale or refinancing or of tax credits, which are distributed or allocated to the General Partners, will be allocated 1% to Arch Street VIII, Inc. and 99% to Arch Street VII L.P.

Under the terms of the Partnership Agreement, the Fund originally designated 5% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time as it deems appropriate. At March 31, 2001, the Managing General Partner has designated approximately $2,095,000 of cash, cash equivalents and marketable securities as such Reserve.

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

Investments in Local Limited Partnerships

The Fund accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Fund does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of income or loss of the Local Limited Partnerships, additional investments in and cash distributions from the Local Limited Partnerships. Equity in income or loss of the Local Limited Partnerships is included in the Fund's operations. The Fund has no obligation to fund liabilities of the Local Limited Partnerships beyond its investment and therefore a Local Limited Partnership's investment will not be carried below zero. To the extent that equity losses are incurred or distributions received when a Local Limited Partnership's respective investment balance has been reduced to zero, losses will be suspended to be used against future income and distributions will be included in income.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Fund. These fees and expenses are included in the Fund's investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years until a Local Limited Partnership's respective investment balance has been reduced to zero.

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

The General Partners have decided to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2000, 1999 and 1998.

The Fund has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the carrying value is compared to the undiscounted future cash flows expected to be derived from the asset. If a significant impairment in carrying value exists, a provision to write down the asset to fair value will be recorded in the Fund's financial statements.

               BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

2.       Significant Accounting Policies (continued)
---------------------------------------------------

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

Income Taxes

No provision for income taxes has been made, as the liability for such taxes is an obligation of the partners of the Fund.

3.   Marketable Securities

A summary of marketable securities is as follows:
                                                                 Gross           Gross
                                                              Unrealized     Unrealized        Fair
                                                 Cost            Gains          Losses         Value
                                             -------------    -----------    -----------    ------------
Debt securities issued by
   the US Treasury and other
   US government corporations
   and agencies                              $   1,670,054    $    18,883    $      (141)   $  1,688,796

Mortgage backed securities                         442,840          6,219             (9)        449,050
                                             -------------    -----------    -----------    -------------

Marketable securities at
   March 31, 2001                            $   2,112,894    $    25,102    $      (150)   $  2,137,846
                                             =============    ===========    ===========    =============

Debt securities issued by
   the US Treasury and other
   US government corporations
   and agencies                              $   2,071,100    $       352    $   (29,553)   $  2,041,899

Mortgage backed securities                         455,157              -         (5,304)        449,853
                                             -------------    -----------    -----------    -------------

Marketable securities at
   March 31, 2000                            $   2,526,257    $       352    $   (34,857)   $  2,491,752
                                             =============    ===========    ===========    =============


               BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

3.   Marketable Securities (continued)
     --------------------------------

The contractual maturities at March 31, 2001 are as follows:
                                                                       Fair
                                                  Cost                Value
                                              ------------        ------------

Due in less than one year                     $    772,134        $    780,157
Due in one to five years                           897,920             908,639
Mortgage backed securities                         442,840             449,050
                                              ------------        -------------
                                              $  2,112,894        $  2,137,846
                                              ============        ============

Actual maturities for asset backed securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the sales of marketable securities were approximately $402,000 and $501,000 during the years ended March 31, 2000 and 1999, respectively. Proceeds from the maturities of marketable securities were approximately $1,377,000, $782,000 and $1,663,000 during the years ended March 31, 2001, 2000 and 1999, respectively. Included in investment income are gross gains of $2,141, $1,916 and $3,891 and gross losses of $508, $362 and $1,373 that were realized on the sales during the years ended March 31, 2001, 2000 and 1999, respectively.

4.   Investments in Local Limited Partnerships

The Fund uses the equity method to account for its limited partnership interests in nineteen Local Limited Partnerships which own and operate multi-family housing complexes. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31:

                                                                                      2001              2000
                                                                                  -------------    -------------
Capital contributions and advances paid to Local Limited
   Partnerships and purchase price paid to withdrawing
   partners of Local Limited Partnerships                                         $  39,592,092    $  39,539,152

Cumulative equity in losses of Local Limited Partnerships (excluding unrecognized losses of $4,951,491 and $1,460,403 in 2001 and
   2000, respectively)                                                              (19,246,962)     (17,189,105)

Cumulative cash distributions received from Local Limited
   Partnerships                                                                        (974,915)        (773,877)
                                                                                  -------------    -------------

Investments in Local Limited Partnerships before
   adjustments                                                                       19,370,215       21,576,170

Excess of investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                      1,252,338        1,252,338

   Accumulated amortization of acquisition fees and expenses                           (218,270)        (187,647)
                                                                                  -------------    -------------

Investments in Local Limited Partnerships prior to reserve for
    valuation                                                                        20,404,283       22,640,861

Reserve for valuation of investments in Local Limited Partnerships                      (52,940)               -
                                                                                  -------------    -------------

Investments in Local Limited Partnerships                                         $  20,351,343    $  22,640,861
                                                                                  =============    =============

The Fund has provided a reserve for valuation for its investments in Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of the investments.

               BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

4.  Investments in Local Limited Partnerships (continued)
    ----------------------------------------------------

Summarized financial information as of December 31, 2000, 1999 and 1998 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) of all the Local Limited Partnerships in which the Fund has invested as of that date is as follows:

Summarized Balance Sheets - as of December 31,

                                                           2000                  1999                  1998
                                                     ----------------      ---------------       ---------------
Assets:
   Investment property, net                          $     81,085,313      $    87,041,519       $    91,081,027
   Other assets                                             7,023,685            7,548,582             7,339,860
                                                     ----------------      ---------------       ---------------
Total Assets                                         $     88,108,998      $    94,590,101       $    98,420,887
                                                     ================      ===============       ===============

Liabilities and Partners' Equity:
   Mortgage notes payable                            $     60,393,190      $    60,709,330       $    58,575,173
   Other debt                                               5,996,327            5,732,326             7,754,778
                                                     ----------------      ---------------       ---------------
     Total Liabilities                                     66,389,517           66,441,656            66,329,951
                                                     ----------------      ---------------       ---------------

Fund's Equity                                              14,167,306           20,112,181            23,639,697
Other Partners' Equity                                      7,552,175            8,036,264             8,451,239
                                                     ----------------      ---------------       ---------------
     Total Liabilities and Partners' Equity          $     88,108,998      $    94,590,101       $    98,420,887
                                                     ================      ===============       ===============

Summarized Statements of Operations -
for the years ended December 31,
                                                           2000                  1999                  1998
                                                     ----------------      ---------------       ---------------

Rental and other revenue                             $     12,930,579      $    12,522,727       $    12,162,713
                                                     ----------------      ---------------       ---------------

Expenses:
   Operating                                               10,087,707            7,313,184             6,684,290
   Interest                                                 4,526,409            4,956,203             5,034,525
   Depreciation and amortization                            4,089,322            4,125,199             4,140,576
                                                     ----------------      ---------------       ---------------
       Total Expenses                                      18,703,438           16,394,586            15,859,391
                                                     ----------------      ---------------       ---------------

Net Loss                                             $     (5,772,859)     $    (3,871,859)      $    (3,696,678)
                                                     ================      ===============       ===============

Fund's share of Net Loss                             $     (5,548,945)     $    (3,541,887)      $    (3,377,773)
                                                     ================      ===============       ===============
Other partners' share of Net Loss                    $       (223,914)     $      (329,972)      $      (318,905)
                                                     ================      ===============       ===============

For the years ended March 31, 2001, 2000 and 1999, the Fund has not recognized $3,476,088, $796,621 and $525,482, respectively, of equity in losses relating to Local Limited Partnerships where cumulative equity in losses exceeded its total investment in these Local Limited Partnerships.

               BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

4.  Investments in Local Limited Partnerships (continued)
    ----------------------------------------------------

The Fund's equity as reflected by the Local Limited Partnerships of $14,167,306 differs from the Fund's investments in Local Limited Partnerships before adjustment of $19,370,215 primarily because the Fund has not recognized $4,951,491 of equity in losses of Local Limited Partnerships whose cumulative equity in losses exceeded its total investment.

The Fund has set aside in an escrow account future capital contributions related to its investment in one Local Limited Partnership. Interest earned on this deposit is payable to the Local General Partner. At March 31, 2001 and 2000, $72,814 and $54,795, respectively, of interest due to this Local General Partner is included in accounts payable to affiliates.

5.   Transactions with Affiliates

An affiliate of the Managing General Partner receives a base amount of 0.6129% (as adjusted by the CPI factor) of Gross Proceeds annually as an Asset Management Fee for administering the affairs of the Fund. Asset Management Fees of $304,529, $297,164 and $292,147 have been included in expenses for the years ended March 31, 2001, 2000 and 1999, respectively. Included in accounts payable to affiliates is $78,032 and $75,499 for Asset Management Fees at March 31, 2001 and 2000, respectively.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Fund's operating expenses. Included in general and administrative expenses for the years ended March 31, 2001, 2000 and 1999 is $89,441, $107,844 and $92,108, respectively, that the Fund has paid or accrued for reimbursement for salaries and benefits. The amounts payable for salaries and benefits at March 31, 2001 and 2000 were $47,706 and $39,790, respectively.

An affiliate of the Managing General Partner had been the management agent for one Local Limited Partnership in prior years. The management fee charged to the Property was equal to 5% of the Property gross revenues. Included in operating expenses in the summarized income statements in Note 4 to the Financial Statements are $23,247 and $23,058 of property management fees at December 31, 1999 and 1998, respectively.

6.   Commitments

At March 31, 2001, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $408,000. In addition, the Fund has set aside $217,000 in escrow for future capital contributions to one Local Limited Partnership.

               BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

7.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2001, 2000 and 1999 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2000, 1999 and 1998:

                                                                   2001           2000             1999
                                                              ------------   ------------      ------------

Net Loss per financial statements                             $ (2,452,766)  $ (3,048,493)     $ (3,150,253)

Adjustment for equity in losses of Local Limited
   Partnerships for financial reporting (tax) purposes
   in excess of equity in losses for tax (financial
   reporting) purposes                                            (528,409)     3,880,121           (53,105)

Equity in losses of Local Limited Partnerships not
   recognized for financial reporting purposes                  (3,476,088)      (796,621)         (525,482)

Adjustment to reflect March 31 fiscal year end
   to December 31 tax year end                                       2,834         44,093           (28,066)

Provision for valuation of investments in Local Limited
   Partnerships not deductible for tax purposes                     52,940              -                 -

Amortization for tax purposes in excess of
   amortization for financial reporting purposes                   (14,917)       (13,356)          (13,356)

Related party expenses for financial reporting (tax)
   purposes in excess of related party expenses for tax
   (financial reporting) purposes                                    2,531       (259,030)           65,586

Cash distribution included in net loss for financial
   reporting purposes                                              (15,000)             -                 -
                                                              ------------   ------------      ------------

Net Loss per tax return                                       $ (6,428,875)  $   (193,286)     $ (3,704,676)
                                                              ============   ============      ============

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes as of March 31, 2001 are as follows:

                                                      Financial                  Tax
                                                      Reporting               Reporting
                                                      Purposes                Purposes          Differences
                                                   -------------           -------------       -------------

Investments in Local Limited Partnerships          $  20,351,343           $  16,779,759       $   3,571,584
                                                   =============           ==============      ==============
Other assets                                       $   3,069,726           $   9,441,862       $  (6,372,136)
                                                   ==============          =============       =============
Liabilities                                        $     268,550           $     235,879       $      32,671
                                                   =============           =============       ==============

The differences in assets and liabilities of the Fund for financial reporting purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $1,448,000 less than for financial reporting purposes, including approximately $4,951,000 of losses the Fund has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceeded its total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $66,000; (iii) approximately $32,000 of cash distributions received from Local Limited Partnerships

               BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

7.   Federal Income Taxes (continued)
     -------------------------------

were received during the three months ended March 31, 2001 and; (iv) organizational and offering costs of approximately $6,305,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2000 are as follows:


                                                      Financial                  Tax
                                                      Reporting               Reporting
                                                      Purposes                Purposes          Differences
                                                   -------------           -------------       -------------

Investments in Local Limited Partnerships          $  22,640,861           $  23,135,393       $    (494,532)
                                                   =============           =============       ============= =
Other assets                                       $   3,111,542           $   9,394,421       $  (6,282,879)
                                                   =============           =============       =============
Liabilities                                        $     206,575           $     115,197       $      91,378
                                                   =============           =============       =============

The differences in assets and liabilities of the Fund for financial reporting purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $482,000 less than for financial reporting purposes, including approximately $1,460,000 of losses the Fund has not recognized relating to a Local Limited Partnership whose cumulative equity in losses exceeded its total investment; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $51,000; (iii) approximately $64,000 of cash distributions received from Local Limited Partnerships were received during the three months ended March 31, 2000; (iv) organizational and offering costs of approximately $6,305,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes; and (v) related party expenses which are not deductible for financial reporting purposes of approximately $259,000 are deductible for tax purposes.

Boston Financial Tax Credit Fund VII, A Limited Partnership Schedule III - Real Estate and Accumulated Depreciation of Property Owned by Local Limited Partnerships in Which Registrant has Invested at March 31, 2001

                        COST OF INTEREST AT ACQUISITION DATE

                        ---------------------------------------------
                                                                      NET IMPROVEMENTS
                     NUMBER   TOTAL                   BUILDINGS /   CAPITALIZED/DISPOSED
                       OF     ENCUM-                  IMPROVEMENTS     SUBSEQUENT TO
DESCRIPTION          UNITS   BRANCES *    LAND        & EQUIPMENT       ACQUISITION
-----------          -----  ---------     ----        -----------       -----------

Low and Moderate
   Income Apartment Complexes


Oak Ridge Apartments    152 $4,004,617    $727,440           $583,725       $3,397,842
  Macon, GA
Santa Fe Oaks Phase     129  3,622,325     382,394            642,179        6,134,794
II
  Gainesville, FL
Andrew's Pointe          57  2,249,410      95,000          3,430,523           66,393
  Burnsville, MN
Palo Verde II            60  1,062,072     148,858          2,537,261        (137,279)
  Henderson, NY
Woods Lane              156  3,246,005     312,000          5,817,580           56,015
  Rogers, AR
Crafton Place            84  1,623,015     126,001          3,083,929            1,600
  Fayetteville, AR
Guardian Place          120  2,927,278     677,786          1,838,034        2,976,878
  Richmond, VA
Twin Oaks Meadows        63  1,874,216           0            720,394        2,542,391
  Lansing, MI
Sunrise Terrace          52    950,819     149,959          2,719,607                0
  Madera,CA
Wynmor                  324  5,558,612     324,000          6,553,123        9,493,183
  Brooklyn Park, MN
Citrus Glen             176  5,343,443     500,000            759,632        9,226,340
  Orlando, FL
St. Andrews Pointe      150  4,541,565     491,634          7,349,439          929,910
  Columbia, SC
Des Moines Street        42  1,651,980     300,000          2,223,447          499,047
Village
  Des Moines, IA
Fountain Lakes          180  4,086,238     357,800          4,057,935        2,905,401
  Benton, AR
Fairhaven Manor          40    918,826     176,182          2,043,351            6,496
  Burlington, WA
Grand Boulevard          30  1,921,136      25,580          1,570,044        1,349,102
  Chicago, IL
Los Claveles II         180  9,264,949     335,000          6,842,254         (38,621)
  Trujilio Alto, PR
Harford Commons          30  1,736,092      28,000          2,680,017           51,382
  Baltimore, MD
Springwood (2)          113  3,810,592     296,280          2,937,028        4,291,024
  Tallahassee, FL


                     -------------------------------------------------------------------
                      2,138 $60,393,190 $5,453,914        $58,389,502      $43,751,898
Totals               ===================================================================

                       GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 2000

                       --------------------------------------------------          LIFE ON
                                                                                    WHICH
                                  BUILDINGS                                      DEPRECIATION
                                     AND                   ACCUMULATED  DATE     IS COMPUTED      DATE
DESCRIPTION              LAND    IMPROVEMENTS    TOTAL     DEPRECIATION BUILT      (YEARS)      ACQUIRED
-----------              ----    ------------    -----     ------------ -----      -------      --------

Low and Moderate
   Income Apartment
Complexes

Oak Ridge Apartments     727,440   3,981,567    $4,709,007   1,874,424  8/93       10 & 30      12/31/92
  Macon, GA
Santa Fe Oaks Phase      382,394   6,776,973     7,159,367   1,978,870  5/93       10 & 30      12/31/92
II
  Gainesville, FL
Andrew's Pointe           98,994   3,492,922     3,591,916     941,910  12/93      7 & 27.5     04/13/92
  Burnsville, MN
Palo Verde II                  0   2,548,840     2,548,840     545,248  10/93      5 - 27.5     05/19/93
  Henderson, NY
Woods Lane               312,000   5,873,595     6,185,595   1,641,879  7/93       7 & 27.5     07/30/93
  Rogers, AR
Crafton Place            126,001   3,085,529     3,211,530     870,583  7/93       7 & 27.5     07/30/93
  Fayetteville, AR
Guardian Place           677,786   4,814,912     5,492,698   1,055,836  8/94        5 - 40      10/07/93
  Richmond, VA
Twin Oaks Meadows        312,478   2,950,307     3,262,785     935,733  8/94     useful lives   10/29/93
  Lansing, MI
Sunrise Terrace          149,959   2,719,607     2,869,566     642,618  11/93    useful lives   11/24/93
  Madera,CA
Wynmor                 1,395,952  14,974,354    16,370,306   4,058,479  9/94     7, 15, & 30    12/22/93
  Brooklyn Park, MN
Citrus Glen                   10  10,485,962    10,485,972   2,631,629  9/94       5 - 27.5     12/30/93
  Orlando, FL
St. Andrews Pointe       491,634   8,279,349     8,770,983   1,981,431  8/94       10 & 30      01/05/94
  Columbia, SC
Des Moines Street        303,451   2,719,043     3,022,494     436,234  4/95     useful lives   01/31/94
Village
  Des Moines, IA
Fountain Lakes           357,800   6,963,336     7,321,136   1,847,718  1/94       7 - 27.5     02/02/94
  Benton, AR
Fairhaven Manor          176,192   2,049,837     2,226,029     408,441  2/94      5 - 7 & 40    03/08/94
  Burlington, WA
Grand Boulevard           31,580   2,913,146     2,944,726     504,085  7/95     useful lives   08/03/94
  Chicago, IL
Los Claveles II          335,000   6,803,633     7,138,633   1,386,002  8/94        8 & 40      08/31/94
  Trujilio Alto, PR
Harford Commons           28,000   2,731,399     2,759,399     492,761  12/95    useful lives    2/28/95
  Baltimore, MD
Springwood (2)           296,280   7,228,052     7,524,332   2,276,120  8/95     useful lives   12/31/94
  Tallahassee, FL


                     --------------------------------------------------
                      $6,202,951 $101,392,363 $107,595,314 $26,510,001
Totals               ==================================================
(1) Total aggregate cost for Federal Income Tax purposes is approximately $108,529,000.

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

                     Summary of property owned and accumulated depreciation:

                     Property Owned December 31,  2000
                     -------------------------------------------------------
                     Balance at beginning of period             $109,639,503
                                                           =================
                       Additions during period:

                           Acquisitions                 349,513
                           Improvements etc.            752,308
                                                    -----------
                                                                   1,101,821
                       Deductions during period:

                     Palo Verde II and Oak Ridge     (3,146,010)
                     land and building reductions  ------------
                                                                  (3,146,010)
                                                           -----------------

                     Balance at close of period                 $107,595,314
                                                           =================

              Accumulated Depreciation December 31, 2000
             ------------------------------------------
                     Balance at beginning of period             $22,597,984

                       Additions during period:

                     Depreciation                                 3,912,017
                                                               ------------
                     Balance at close of period                 $26,510,001
                                                               ============

                     Property Owned December 31, 1999
                     ------------------------------------------------------
                     Balance at beginning of period            $109,767,808
                                                          =================
                       Additions during period:

                         Acquisitions                 10,888

                         Improvements etc.           196,698
                                         -------------------        207,586

                       Deductions during period:

                     Disposition of real estate     (335,891)
                                               -------------
                                                                   (335,891)
                                                          -----------------
                     Balance at close of period                $109,639,503
                                                          =================




                     Accumulated Depreciation December
                     31, 1999
                     --------------------------------------
                     Balance at beginning of   $18,686,781
                     period

                       Additions during
                     period:
                                                 3,911,203
                     Depreciation
                                               ------------
                     Balance at close of       $22,597,984
                     period
                                               ============








                     Property Owned December 31,
                     1998
                     ---------------------------------------------------------
                     Balance at beginning of period               $109,472,326

                       Additions during period:

                                 Acquisitions          287,005

                                 Improvements etc.       8,477
                                                   -----------
                                 Deductions during period:             295,482

                     Disposition of real estate              0
                                                   -----------
                                                                             0
                                                             -----------------
                     Balance at close of period                   $109,767,808
                                                             =================




                    Accumulated Depreciation December
                    31, 1998
                    --------------------------------------
                    Balance at beginning of period            $14,768,634

                      Additions during period:

                       Depreciation                             3,918,147
                                                             ------------
                    Balance at close of period                $18,686,781

                                                             ============

       BOSTON FINANCIAL TAX CREDIT FUND VII
              (A Limited Partnership)

             Annual Report on form 10-K
           For The Year Ended March 31, 2000
            Reports of Independent Auditors

Springwood

[Letterhead]
[LOGO]
KPMG Peat Marwick LLP
Atlanta, GA

           Independent Auditors' Report

The Partners
Springwood Apartments,
A Limited Partnership:

We have audited the accompanying balance sheets of Springwood Apartments, A Limited Partnership as of December 31, 2000 and 1999, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Springwood Apartments, A Limited Partnership as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG Peat Marwick LLP
February 23, 2001

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

/s/ KPMG Peat Marwick LLP
February 25, 2000

HARFORD

[Letterhead]
[LOGO]
Reznick Fedder & Silverman
Baltimore, MD

INDEPENDENT AUDITOR'S REPORT

To the Partners
Harford Commons Limited Partnership
Baltimore, Maryland

We have audited the accompanying balance sheet of Harford Commons Limited Partnership as of December 31, 2000 and the related statements operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harford Commons Limited Partnership as of December 31, 2000, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.
Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 through 29 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Guide for Audits of HUD Programs", we have also issued reports dated February 13, 2001, on our consideration of Harford Commons Limited Partnership's internal control and on its compliance with requirements applicable to DHCH-assisted and laws and regulations applicable to the financial statements. Those reports are an integral part of an audit performed inaccordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/Reznick Fedder & Silverman
Federal Employer
Identification Number:
52-1088612

Baltimore, Maryland
February 13, 2001
Richard G. Schaefer.
Lead Auditor

HARFORD

[Letterhead]
[LOGO]
Reznick Fedder & Silverman
Baltimore, MD

INDEPENDENT AUDITOR'S REPORT

To the Partners
BHP/Harford Commons Limited Partnership
Baltimore, Maryland


We have audited the accompanying balance sheet of Harford Commons Limited Partnership as of December 31, 1999 and the related statements of profit and loss (on HUD Form No. 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/Reznick Fedder & Silverman
Federal Employer
Identification Number:
52-1088612

Baltimore, Maryland
March 11, 1999
Audit Principal: William T. Riley, Jr.

LOS CLAVELES

[Letterhead]
[LOGO]
KEVANE, SOTO PASARELL, GRANT THORNTON

INDEPENDENT AUDITORS' REPORT

To the Partners of
LOS CLAVELES, S.E. LIMITED Partnership
San Juan, Puerto Rico

    We have audited the accompanying statements of financial position of LOS CLAVELES, S.E. LIMITED Partnership, FHA Project No. RQ-46-E-005-019 (a Puerto Partnership) as of December 31, 2000 and 1999, and the related statements of loss, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were unable to obtain written representations from the management of the project for the year ended December 31, 1999 as required by generally accepted auditing standards.

In our opinion, except for the effects on the 1999 financial statements of such adjustments, if any, as might have been determined to be necessary had the written representations referred to in the preceding paragraph been furnished to us by management, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Los Claveles, S.E., Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in its partners' deficit and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As shown in the financial statements, the Partnership has incurred operating losses since its inception (cumulatively totaling $3,411,896), was in default on its mortgage loan and is experiencing difficulty in generating adequate cash flow to meet its current obligations. These conditions and other matters described in Note 19 raise substantial doubts as the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued a report dated Febuary 16, 2001, on our consideration of the project's internal control structure and a report dated February 16, 2001, on its compliance with laws and regulations.

/s/ Kevane, Soto Pasarell, Grant Thornton, LLP
San Juan, Puerto Rico
February 6, 2001

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

Grand Blvd

[Letterhead]
[LOGO]
Haran & Associates Ltd
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Grand Boulevard Renaissance I Limited Partnership
Chicago, Illinois

We have audited the accompanying balance sheets of Grand Boulevard Renaissance I Limited Partnership, (a Limited Partnership) as of December 31, 2000 and 1999, and the related statements of profit and loss, changes in partners' equity and statements of cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Boulevard Renaissance I Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Haran & Associates LTD

HARAN & ASSOCIATES LTD
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Employer Identification No. 36-3097692
February 10, 2001

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

FAIRHAVEN

[Letterhead]
[LOGO]
John R. Brown
Certified Public Accountants
Personal Financial Specialist

To the Partners of
Fairhaven Manor Limited Partnership

I have audited the accompanying balance sheet of Fairhaven Manor Limited Partnership as of December 31, 2000, and the related statements of income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Organization's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairhaven Manor Limited Partnership as of December 31, 2000, and the results of its operations for the year then ended in conformity with generally accepted accounting principles.

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

/s/John R. Brown, CPA, PFS
Mount Vernon, Washington               John R. Brown
January 31, 2001                             Certified Public Accountants
                                             Personal Financial Specialist

FAIRHAVEN

[Letterhead]
[LOGO]
John R. Brown
Certified Public Accountants

To the Partners of
Fairhaven Manor Limited Partnership

I have audited the accompanying balance sheet of Fairhaven Manor Limited Partnership as of December 31, 1999, and the related statements of income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Organization's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

Fountain Lakes

[Letterhead]
[LOGO]
Rick J. Tanneberger
Certified Public Accountant

Independent Auditor's Report

The Partners
Fountain Lakes, A Limited Partnership

We have audited the accompanying balance sheets of Fountain Lakes, A Limited Partnership, as of December 31, 2000 and 1999, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fountain Lakes, A Limited Partnership as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Rick J. Tanneberger
Rick J. Tanneberger
CPA, P.A.
Fayetteville, AR
January 26, 2001

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

/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR
February 3, 2000

Des Monies

[Letterhead]
[LOGO]
McGowen, Hurst, Clark & Smith, P.C.
Certified Public Accountants
Business Advisors

Independent Auditor's Report

To the Partners
Des Moines Street Associates, L.P.
Des Moines, Iowa

We have audited the accompanying balance sheets of Des Moines Street Associates, L.P., (a limited partnership), as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Des Moines Street Associates, L.P., as of December 31, 2000 and 1999, and the results of its operations, changes in its partners' capital and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/S/McGowen, Hurst, Clark & Smith, P.C.
Des Moines, Iowa
February 23, 2001

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

St. Andrews

[Letterhead]
[LOGO]
KPMG
Atlanta, GA

Independent Auditor's Report

The Partners
St. Andrews Pointe Apartments,
A Limited Partnership:

We have audited the accompanying balance sheets of St. Andrews Pointe Apartments, A Limited Partnership, as of December 31, 2000 and 1999, and the related statements of loss, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America general accepted. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Andrews Pointe Apartments, A Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
February 23, 2001

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

Affordable

[Letterhead]
[LOGO]
Deloitte & Touche LLP
Orlando, FL

Independent Auditors' Report

To the General Partner and Limited Partners of
Affordable/Citrus Glen, Ltd.:

We have audited the accompanying balance sheet of Affordable/Citrus Glen, Ltd. (a Florida Limited Partnership) as of December 31, 2000, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable/Citrus Glen, Ltd. (a Florida Limited Partnership) as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
January 19, 2001

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

/s/ Deloitte & Touche LLP
January 29, 1999

EDEN PARK

[Letterhead]
[LOGO]
MAHONEY
ULBRICH
CHRISTIANSEN
RUSS P.A.

To the Partners
Eden Park Limited Partnership
Saint Paul, Minnesota

Independent Auditor's Report

We have audited the accompanying balance sheets of Eden Park Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eden Park Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/Mahoney Ulbrich
Christiansen & Russ P.A.
Saint Paul, Minnesota
January 31, 2001

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

/s/Mahoney Ulbrich
Christiansen Russ P.A.
Saint Paul, Minnesota
February 9, 2000

Madera

[Letterhead]
[LOGO]
Reznick Fedder & Silverman
Baltimore, Maryland

To the Partners
Madera Sunrise Terrace Limited Partnership

Independent Auditor's Report

We have audited the accompanying balance sheets of Madera Sunrise Terrace Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madera Sunrise Terrace Limited Partnership as of December 31, 2000 and 1999, and the results of its operations the changes in Partners' capital and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/Reznick Fedder & Silverman
January 16, 2001

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

Independent Auditors Report
January 11, 2001

Partners
Twin Oaks Meadows Limited Dividend Housing
Association Limited Partnership

We have audited the accompanying balance sheet of Twin Oaks Meadows Limited Dividend Housing Association Limited Partnership, MSHDA Project No. 915, as of December 31, 2000 and 1999, and the related statements of operation, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twin Oaks Meadows Limited Dividend Housing Association Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 11, 2001, on our consideration of Twin Oaks Meadows Limited Dividend Housing Association Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations and contracts. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental data on (pages 13 to 16) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

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

Guardian

[Letterhead]
[LOGO]
ERNST & YOUNG LLP

Report of Independent Auditors

The Partners
Guardian Place Limited Partnership

We have audited the accompanying balance sheets of Guardian Place Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guardian Place Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/Ernst & Young LLP
Birmingham , Alabama
February 9, 2001

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

WOODS Lane

[Letterhead]
[LOGO]
Rick J. Tanneberger
Certified Public Accountant

Independent Auditor's Report

The Partners
Woods Lane, A Limited Partnership

We have audited the accompanying balance sheets of Woods Lane, A Limited Partnership, as of December 31, 2000 and 1999, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woods Lane, A Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Rick J. Tanneberger
Rick J. Tanneberger
CPA, P.A.
Fayetteville, AR
January 31, 2001

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

Crafton

[Letterhead]
[LOGO]
Rick J. Tanneberger
Certified Public Accountant

Independent Auditor's Report

The Partners
Crafton Place, A Limited Partnership

We have audited the accompanying balance sheets of Crafton Place, A Limited Partnership, as of December 31, 2000 and 1999, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crafton Place, A Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Rick J. Tanneberger
Rick J. Tanneberger
CPA, P.A.
Fayetteville, AR
January 24, 2001

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

/s/Rick J. Tanneberger
Rick J. Tanneberger
Certified Public Accountant
Fayetteville, AR
February 3, 2000

Palo Verde

[Letterhead]
[LOGO]
Reznick Fedder & Silverman
Certified Public Accountants
A Professional Corporation

To the Partners
Palo Verde II, A Nevada Limited Partnership

We have audited the accompanying balance sheet of Palo Verde II, A Nevada Limited Partnership as of December 31, 2000, and the related statements of operations, partners' equity (defecit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements and supplemental information of Palo Verde II, A Nevada Limited Partnership as of and for the year ended December 31, 1999, were audited by other auditors whose report thereon dated January 26, 2000 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palo Verde II, A Nevada Limited Partnership as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Reznic Fedder & Silverman
Atlanta, GA
January 19, 2001

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

Andrew's Pointe

[Letterhead]
[LOGO]
BERC
& FOX LIMITED
Certified Public Accountants

Independent Auditors' Report

To the Partners,
Andrew's Pointe Limited Partnership:

We have audited the accompanying balance sheets of Andrew's Pointe Limited Partnership (a Minnesota Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andrew's Pointe Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/Berc & Fox Limited
MINNEAPOLIS, MINNESOTA
January 31, 2001

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

Santa Fe

[Letterhead]
[LOGO]
KPMG LLP
Atlanta, GA

Independent Auditors' Report

The Partners
Santa Fe Oaks Phase II, A Limited Partnership:

We have audited the accompanying balance sheets of Santa Fe Oaks Phase II, A Limited Partnership as of December 31, 2000 and 1999, and the related statements of loss, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Fe Oaks Phase II, A Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/KPMG LLP
Atlanta, GA
FEBRUARY 23, 2001

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

OAK RIDGE

[Letterhead]
[LOGO]
KPMG LLP
Atlanta, GA

Independent Auditors' Report

The Partners
Oak Ridge Apartments, A Limited Partnership:

We have audited the accompanying balance sheets of Oak Ridge Apartments, A Limited Partnership, as of December 31, 2000 and 1999, and the related statements of loss, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Ridge Apartments, A Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted in the United States of America.

/s/KPMG LLP
FEBRUARY 23, 2001

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