Form 10QSB
period 2001-06-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2001-08-14
CIK 892342

August 14  , 2001



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended June 30, 2001
       File Number 0-24584


Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith one copy of subject report.


Very truly yours,


/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller





TC7-Q1.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       June 30, 2001
                                       ----------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------


                         Commission file number 0-24584

            Boston Financial Tax Credit Fund VII, A Limited Partnership
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


                   Massachusetts                      04-3166203
--------------------------------------------------------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)



   101 Arch Street, Boston, Massachusetts                   02110-1106
---------------------------------------------     ------------------------------
  (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911
                                                  ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - June 30, 2001                        1

          Statements of Operations (Unaudited) -
               For the Three Months Ended June 30, 2001 and 2000           2

          Statement of Changes in Partners' Equity (Deficiency)
               (Unaudited) - For the Three Months Ended June 30, 2001      3

          Statements of Cash Flows (Unaudited) -
               For the Three Months Ended June 30, 2001 and 2000           4

          Notes to the Financial Statements (Unaudited)                    5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               7

PART II - OTHER INFORMATION

Items 1-6                                                                 10

SIGNATURE                                                                 11

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                  BALANCE SHEET
                                  June 30, 2001
                                   (Unaudited)


Assets

Cash and cash equivalents                                   $       810,510
Marketable securities, at fair value                              1,798,883
Restricted cash                                                     301,713
Investments in Local Limited Partnerships (Note 1)               19,750,370
Other assets                                                         30,589
                                                            ---------------
     Total Assets                                           $    22,692,065
                                                            ===============


Liabilities and Partners' Equity

Accounts payable to affiliates                              $       103,369
Accrued expenses                                                     42,236
                                                            ---------------
     Total Liabilities                                              145,605
                                                            ---------------
Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity           22,523,727
Net unrealized gains on marketable securities                        22,733
                                                            ---------------
     Total Partners' Equity                                      22,546,460
                                                            ---------------
     Total Liabilities and Partners' Equity                 $    22,692,065
                                                            ===============

The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)



                                                                                       2001             2000
                                                                                  -------------    -------------
Revenue:
   Investment                                                                     $      34,903    $      40,359
   Other                                                                                  2,673           11,126
                                                                                  -------------    -------------
     Total Revenue                                                                       37,576           51,485
                                                                                  -------------    -------------

Expenses:
   General and administrative expenses (includes reimbursements
     to an affiliate in the amounts of $26,914 and $32,506, respectively)                46,237           61,649
   Asset management fee, related party                                                   78,032           75,499
   Amortization                                                                           7,656            8,046
                                                                                  -------------    -------------
     Total Expenses                                                                     131,925          145,194
                                                                                  -------------    -------------

Loss before equity in losses of Local Limited Partnerships                              (94,349)         (93,709)

Equity in losses of Local Limited Partnerships (Note 1)                                (509,491)        (518,341)
                                                                                  -------------    -------------
Net Loss                                                                          $    (603,840)   $    (612,050)
                                                                                  =============    =============
Net Loss allocated:
   General Partners                                                               $      (6,038)   $      (6,121)
   Limited Partners                                                                    (597,802)        (605,929)
                                                                                  -------------    -------------
                                                                                  $    (603,840)   $    (612,050)
                                                                                  =============    =============
Net Loss per Limited Partnership Unit
   (50,930 Units)                                                                 $      (11.74)   $      (11.90)
                                                                                  =============    ==============

The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2001
                                   (Unaudited)



                                                       Initial       Investor           Net
                                       General         Limited       Limited        Unrealized
                                       Partners        Partner       Partners         Gains            Total
                                      -----------    ---------    --------------    -----------    -------------

Balance at March 31, 2001             $  (213,046)   $   5,000    $   23,335,613    $    24,952    $  23,152,519
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -         (2,219)          (2,219)
   Net Loss                                (6,038)           -          (597,802)             -         (603,840)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Loss                         (6,038)           -          (597,802)        (2,219)        (606,059)
                                      -----------    ---------    --------------    -----------    -------------

Balance at June 30, 2001              $  (219,084)   $   5,000    $   22,737,811    $    22,733    $  22,546,460
                                      ===========    =========    ==============    ===========    =============

The accompanying notes are an integral part of these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                                                      2001               2000
                                                                                  -------------    -------------

Net cash used for operating activities                                            $    (217,302)   $    (129,118)

Net cash provided by (used for) investing activities                                    420,720           (2,733)
                                                                                  -------------    -------------

Net increase (decrease) in cash and cash equivalents                                    203,418         (131,851)

Cash and cash equivalents, beginning                                                    607,092          307,807
                                                                                  -------------    -------------

Cash and cash equivalents, ending                                                 $     810,510    $     175,956
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

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-K for the year ended March 31, 2001. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships of which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2001 and 2000.

1.   Investments in Local Limited Partnerships

The Fund uses the equity method to account for its limited partnership interests in nineteen Local Limited Partnerships which own and operate multi-family housing complexes. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to each respective partnership agreement.

The following is a summary of investments in Local Limited Partnerships at June 30, 2001:

Capital contributions and advances paid to Local Limited
   Partnerships and purchase price paid to withdrawing
   partners of Local Limited Partnerships                                                        $  39,592,092

Cumulative equity in losses of Local Limited
   Partnerships (excluding unrecognized losses
   of $5,251,329)                                                                                  (19,756,453)

Cumulative cash distributions received from Local Limited
   Partnerships                                                                                     (1,058,741)
                                                                                                 -------------

Investments in Local Limited Partnerships before
   adjustments                                                                                      18,776,898

Excess of investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                     1,252,338

   Accumulated amortization of acquisition fees and expenses                                          (225,926)
                                                                                                 -------------

Investments in Local Limited Partnerships prior to reserve for
    valuation                                                                                       19,803,310

Reserve for valuation of investments in Local Limited Partnerships                                     (52,940)
                                                                                                 -------------

Investments in Local Limited Partnerships                                                        $  19,750,370
                                                                                                 =============

The Fund has provided a reserve for valuation for its investments in one Local Limited Partnership because there is evidence of a non-temporary decline in the recoverable amount of this investments.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)



1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Fund's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2001 is $809,329. For the three months ended June 30, 2001, the Partnership has not recognized $299,838 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

2.   Commitments

At June 30, 2001, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $408,000. In addition, the Fund has set aside $217,000 for future capital contributions to one Local Limited Partnership.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Fund believes the forward-looking statements are based on reasonable assumptions, the Fund can give no assurance that its expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Liquidity and Capital Resources

At June 30, 2001, the Fund had cash and cash equivalents of $810,510, compared with $607,092 at March 31, 2001. This increase is primarily due to proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships. These increases are partially offset by cash used for operations.

As of June 30, 2001, the Managing General Partner has designated approximately $2,017,000 of cash, cash equivalents and marketable securities as Reserves. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits if the Managing General Partner deems such funding appropriate.

At June 30, 2001, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $408,000. In addition, the Fund has set aside $217,000 in escrow for future capital contributions to one Local Limited Partnership.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2001, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interests to provide such funds, voluntarily, in order to protect its investment. As of June 30, 2001, the Fund has advanced approximately $53,000 to Local Limited Partnerships to fund operating deficits.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2001.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

The Fund's results of operations for the three months ended June 30, 2001 resulted in a net loss of $603,840, as compared to a net loss of $612,050 for the same period in 2000. The decrease in net loss is primary attributable to decreases in equity in losses of Local Limited Partnerships and general and administrative expense. These decreases are partially offset by a decrease in other income.

Property Discussions

The Fund's investment portfolio consists of limited partnership interests in 19 Local Limited Partnerships, each of which own and operate a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. However, some Properties have persistent operating difficulties that could result in their foreclosure or in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Property. Also, the Managing General Partner, in the normal course of the Fund's business, may desire to dispose certain Properties. The following Property discussion focuses only on such Properties.

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, has been experiencing operating difficulties and has difficulties in achieving debt service coverage. As a result, the Local General Partner has been negotiating with the lender to reduce the interest rate on the current mortgage. During 2001, the Property successfully restructured its debt. This should allow the Property to alleviate its financial difficulties. The Managing General Partner will continue to work closely with the Local General Partner to monitor property operations.

As previously reported, Los Claveles II, located in Trujillo Alto, Puerto Rico, continues to perform poorly. The Property requires significant capital for maintenance and repair, and faces crime and security issues. Also, occupancy is extremely low. Effective December 30, 1999, the Property restructured its existing mortgage loan balance, in the approximate amount of $9 million, into a $4 million first mortgage with an interest rate of 6% amortized over a 30-year term and a $5 million second mortgage with no interest and principal payable from cash flow. No debt service payments were required until November 2000. The reduction in debt service payments made cash available for use towards the necessary maintenance and repairs required at the Property. However, due to certain issues, the necessary repairs have not yet been completed and operations have not improved. As a result, the Property was unable to make the November 1, 2000 debt service payment. Although the loan is technically in default, the workout agreement contains a clause that obligates the lender to renegotiate the terms of the workout agreement in the event that the terms of the agreement are not met. As part of the loan restructuring, the Local General Partner was replaced. Recently, the Lender agreed to provide funds for additional security services. In addition, the Property submitted applications for two drug elimination grants to HUD during the second quarter of 2001. The Managing General Partner is concerned about the Property's long-term viability.

Operations at Oak Ridge, located in Macon, Georgia, continue to suffer primarily due to low occupancy and rental rates. The low occupancy is generally attributable to lack of public transportation near the site. The site manager is diligently working to attract more tenants and decrease expenses. These efforts positively impacted Property operations during the six months ended June 30, 2001 as net operating income increased significantly as compared to the same period in 2000. However, the Property's net operating income is insufficient to meet debt service payments. The Managing General Partner will continue to work closely with the management agent and Local General Partner to monitor Property operations and marketing efforts.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



Property Discussions (continued)
-------------------------------

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

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a) Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14,  2001               BOSTON FINANCIAL TAX CREDIT FUND VII,
                                       A LIMITED PARTNERSHIP


                                       By:   Arch Street VII, Inc.,
                                             its Managing General Partner


                                             /s/Jenny Netzer
                                             ----------------------------------
                                             Jenny Netzer
                                             Principal, Head of Housing and
                                             Community Investment