Form 10QSB
period 2001-09-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2001-11-13
CIK 892342

November 14, 2001





Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended September 30, 2001 File Number 0-24584


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

For the quarterly period ended       September 30, 2001
                                  ---------------------------------------------

                                         OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from                  to
                               -----------------    --------------------------


                   Commission file number 0-24584
                                          --------
         Boston Financial Tax Credit Fund VII, A Limited Partnership
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


        Massachusetts                                      04-3166203
----------------------------------------             --------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)



   101 Arch Street, Boston, Massachusetts                    02110-1106
---------------------------------------------         -------------------------
  (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code           (617) 439-3911
                                                      -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - September 30, 2001                                  1

          Statements of Operations (Unaudited) - For the Three
               and Six Months Ended September 30, 2001 and 2000                           2

          Statement of Changes in Partners' Equity (Deficiency)
               (Unaudited) - For the Six Months Ended September 30, 2001                  3

          Statements of Cash Flows (Unaudited) -
               For the Six Months Ended September 30, 2001 and 2000                       4

          Notes to the Financial Statements (Unaudited)                                   5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                              7

PART II - OTHER INFORMATION

Items 1-6                                                                                10

SIGNATURE                                                                                11


                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)


                                  BALANCE SHEET
                               September 30, 2001
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                          $     960,357
Marketable securities, at fair value                                                                   1,689,577
Restricted cash                                                                                          250,814
Investments in Local Limited Partnerships, net (Note 1)                                               19,358,540
Other assets                                                                                              22,082
                                                                                                   -------------
     Total Assets                                                                                  $  22,281,370
                                                                                                   =============

Liabilities and Partners' Equity

Account payable to affiliates                                                                      $     208,139
Accrued expenses                                                                                          45,330
                                                                                                   -------------
     Total Liabilities                                                                                   253,469
                                                                                                   -------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                                                21,985,061
Net unrealized gains on marketable securities                                                             42,840
                                                                                                   -------------
     Total Partners' Equity                                                                           22,027,901
                                                                                                   -------------
     Total Liabilities and Partners' Equity                                                        $  22,281,370
                                                                                                   =============



                 The accompanying notes are an integral part of
                          these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                             Three Months Ended                          Six Months Ended
                                      September 30,        September 30,         September 30,       September 30,
                                          2001                 2000                  2001                2000
                                      -------------        -------------         -------------     ---------------

Revenue:
   Investment                         $     31,732         $     40,171          $      66,635     $      80,530
   Other                                     7,203                8,896                  9,876            20,022
                                      ------------         ------------          -------------     -------------
       Total Revenue                        38,935               49,067                 76,511           100,552
                                      ------------         ------------          -------------     -------------

Expenses:
   General and administrative
     (includes reimbursements
     to an affiliate in the amounts
     of $42,575 and $65,012 in 2001
     and 2000, respectively)                67,368               50,607                113,605           112,256
   Asset management fee, affiliate          78,032               75,499                156,064           150,998
   Provision for valuation of
     investment in Local
     Limited Partnership                         -               35,551                      -            35,551
   Amortization                              7,288                8,045                 14,944            16,091
                                      ------------         ------------          -------------     -------------
       Total Expenses                      152,688              169,702                284,613           314,896
                                      ------------         ------------          -------------     -------------

Loss before equity in losses
   of Local Limited Partnerships          (113,753)            (120,635)              (208,102)         (214,344)

Equity in losses of Local Limited
   Partnerships (Note 1)                  (424,913)            (562,681)              (934,404)       (1,081,022)
                                      ------------         ------------          -------------     -------------

Net Loss                              $   (538,666)        $   (683,316)         $  (1,142,506)    $  (1,295,366)
                                      ============         ============          =============     =============

Net Loss allocated:
   To General Partners                $     (5,387)        $     (6,833)         $     (11,425)    $     (12,954)
   To Limited Partners                    (533,279)            (676,483)            (1,131,081)       (1,282,412)
                                      ------------         ------------          -------------     -------------
                                      $   (538,666)        $   (683,316)         $  (1,142,506)    $  (1,295,366)
                                      ============         ============          =============     =============
Net Loss per Limited
   Partnership Unit
   (50,930 Units)                     $     (10.47)        $     (13.28)         $      (22.21)    $     (25.18)
                                      ============         ============          =============     ============



                 The accompanying notes are an integral part of
                          these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2001
                                   (Unaudited)



                                                       Initial       Investor           Net
                                       General         Limited       Limited       Unrealized
                                       Partners        Partner       Partners         Gains            Total
                                      -----------    -------------   -----------     ----------       ---------

Balance at March 31, 2001             $  (213,046)   $   5,000    $   23,335,613    $    24,952    $  23,152,519
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -         17,888           17,888
   Net Loss                               (11,425)           -        (1,131,081)             -       (1,142,506)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Income (Loss)               (11,425)           -        (1,131,081)        17,888       (1,124,618)
                                      -----------    ---------    --------------    -----------    -------------

Balance at September 30, 2001         $  (224,471)   $   5,000    $   22,204,532    $    42,840    $  22,027,901
                                      ===========    =========    ==============    ===========    =============


                 The accompanying notes are an integral part of
                          these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2001 and 2000
                                   (Unaudited)



                                                                                      2001              2000
                                                                                  -------------    -------------

Net cash used for operating activities                                            $    (158,022)   $     (93,463)
                                                                                  -------------    -------------

Net cash provided by investing activities                                               511,287           61,099
                                                                                  -------------    -------------

Net increase (decrease) in cash and cash equivalents                                    353,265          (32,364)

Cash and cash equivalents, beginning                                                    607,092          307,807
                                                                                  -------------    -------------

Cash and cash equivalents, ending                                                 $     960,357    $     275,443
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

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2001 and 2000.

1.   Investments in Local Limited Partnerships

The Fund uses the equity method to account for its limited partnership interests in nineteen Local Limited Partnerships which own and operate multi-family housing complexes. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to each respective partnership agreements.

The following is a summary of investments in Local Limited Partnerships at September 30, 2001:

Capital contributions and advances paid to Local Limited
   Partnerships and purchase price paid to withdrawing
   partners of Local Limited Partnerships                                                        $  39,645,810

Cumulative equity in losses of Local Limited
   Partnerships (excluding unrecognized losses
   of $5,446,814)                                                                                  (20,181,366)

Cumulative cash distributions received from Local Limited
   Partnerships                                                                                     (1,072,088)
                                                                                                 -------------

Investments in Local Limited Partnerships before
   adjustments                                                                                      18,392,356

Excess of investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                     1,252,338

   Accumulated amortization of acquisition fees and expenses                                          (233,214)
                                                                                                 -------------

Investments in Local Limited Partnerships prior to reserve for
    valuation                                                                                       19,411,480

Reserve for valuation of investments in Local Limited Partnerships                                     (52,940)
                                                                                                 -------------

Investments in Local Limited Partnerships                                                        $  19,358,540
                                                                                                 =============

The Fund has provided a reserve for valuation for its investment in one Local Limited Partnership because there is evidence of a non-temporary decline in the recoverable amount of this investment.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)



1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Fund's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2001 is $1,429,727. For the six months ended September 30, 2001, the Fund has not recognized $495,323 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

2.   Commitments

At September 30, 2001, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $408,000. In addition, the Fund has set aside $163,000 for future capital contributions to one Local Limited Partnership.

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

Liquidity and Capital Resources

At September 30, 2001, the Fund had cash and cash equivalents of $960,357, compared with $607,092 at March 31, 2001. This increase is primarily due to proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships. These increases are partially offset by cash used for operations, and purchases of marketable securities.

As of September 30, 2001, the Managing General Partner has designated approximately $2,098,000 of cash, cash equivalents and marketable securities as Reserves. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits if the Managing General Partner deems such funding appropriate.

At September 30, 2001, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $408,000. In addition, the Fund has set aside $163,000 in escrow for future capital contributions to one Local Limited Partnership.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2001, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. As of September 30, 2001, the Fund has advanced approximately $53,000 to Local Limited Partnerships to fund operating deficits.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2001.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

Three Month Period

The Fund's results of operations for the three months ended September 30, 2001 resulted in net loss of $538,666, as compared to net losses of $683,316 for the same period in 2000. The decrease in net loss is primary attributable to decreases in equity in losses of Local Limited Partnerships. This decrease is partially offset by a decrease in other income. Equity in losses of Local Limited Partnerships decreased between years due to an increase in losses not recognized by the Fund for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those Local Limited Partnerships.

Six Month Period

The Fund's results of operations for the six months ended September 30, 2001 resulted in net loss of $1,142,506, as compared to net loss of $1,295,366 for the same period in 2000. The decrease in net loss is primary attributable to decreases in equity in losses of Local Limited Partnerships. This decrease is partially offset by a decrease in other income. Equity in losses of Local Limited Partnerships decreased between years due to an increase in losses not recognized by the Fund for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those Local Limited Partnerships.

Property Discussions

The Fund's investment portfolio consists of limited partnership interests in 19 Local Limited Partnerships, each of which own and operate a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. However, some Properties have persistent operating difficulties that could result in their foreclosure or in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Property. Also, the Managing General Partner, in the normal course of the Fund's business, may desire to dispose of certain Properties. The following Property discussion focuses only on such Properties.

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, has been experiencing operating difficulties and has difficulties in achieving debt service coverage. As a result, the Local General Partner negotiated with the lender to reduce the interest rate on the current mortgage. During 2001, the Property successfully restructured its debt. This should allow the Property to alleviate its financial difficulties. The Managing General Partner will continue to work closely with the Local General Partner to monitor Property operations.

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

Operations at Oak Ridge, located in Macon, Georgia, continue to suffer primarily due to low occupancy and rental rates. The low occupancy is generally attributable to lack of public transportation near the site. The site manager is diligently working to attract more tenants and decrease expenses. These efforts positively impacted Property operations during the nine months ended September 30, 2001 as net operating income increased significantly as compared to the same period in 2000. However, the Property's net operating income is insufficient to meet debt service payments. The Managing General Partner will continue to work closely with the management agent and Local General Partner to monitor Property operations and marketing efforts.

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

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a) Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 14,  2001         BOSTON FINANCIAL TAX CREDIT FUND VII,
                                   A LIMITED PARTNERSHIP


                                   By:   Arch Street VII, Inc.,
                                         its Managing General Partner


                                         /s/Jenny Netzer
                                         ------------------------------------
                                         Jenny Netzer
                                         Principal, Head of Housing and
                                         Community Investment