Form 10QSB
period 2001-12-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2002-02-13
CIK 892342

February 14, 2002





Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended December 31, 2001 File Number 0-24584


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

For the quarterly period ended         December 31, 2001
                              --------------------------------

                                             OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                   to
                               ------------------   --------------------


                         Commission file number 0-24584
                                                ----------

           Boston Financial Tax Credit Fund VII, A Limited Partnership
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Massachusetts                                  04-3166203
------------------------------------        ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


   101 Arch Street, Boston, Massachusetts                 02110-1106
-------------------------------------------   ---------------------------------
  (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code            (617) 439-3911
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

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - December 31, 2001                                   1

          Statements of Operations (Unaudited) - For the
               Three and Nine Months Ended December 31, 2001 and 2000                     2

          Statement of Changes in Partners' Equity (Deficiency)
               (Unaudited) - For the Nine Months Ended December 31, 2001                  3

          Statements of Cash Flows (Unaudited) -
               For the Nine Months Ended December 31, 2001 and 2000                       4

          Notes to the Financial Statements (Unaudited)                                   5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                              7

PART II - OTHER INFORMATION

Items 1-6                                                                                10

SIGNATURE                                                                                11


                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                  BALANCE SHEET
                                December 31, 2001
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                          $     889,193
Marketable securities, at fair value                                                                   1,693,446
Restricted cash                                                                                          252,696
Investments in Local Limited Partnerships, net (Note 1)                                               18,695,377
Other assets                                                                                              24,755
                                                                                                   -------------
     Total Assets                                                                                  $  21,555,467
                                                                                                   =============

Liabilities and Partners' Equity

Account payable to affiliates                                                                      $     126,871
Accrued expenses                                                                                          52,821
                                                                                                   -------------
     Total Liabilities                                                                                   179,692
                                                                                                   -------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                                                21,341,532
Net unrealized gains on marketable securities                                                             34,243
                                                                                                   -------------
     Total Partners' Equity                                                                           21,375,775
                                                                                                   -------------
     Total Liabilities and Partners' Equity                                                        $  21,555,467
                                                                                                   =============


                 The accompanying notes are an integral part of
                          these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                             Three Months Ended                          Nine Months Ended
                                      December 31,         December 31,           December 31,       December 31,
                                          2001                 2000                   2001               2000
                                      -------------        -------------         -------------     ---------------
Revenue:
   Investment                         $      28,624        $      40,804         $      95,259     $       121,334
   Other                                     19,069               15,785                28,945              35,807
                                      -------------        -------------         -------------     ---------------
       Total Revenue                         47,693               56,589               124,204             157,141
                                      -------------        -------------         -------------     ---------------

Expenses:
   General and administrative
     (includes reimbursements
     to an affiliate in the amounts
     of $57,464 and $55,511 in
     2001 and 2000, respectively)            49,521               10,497               163,126             122,753
   Asset management fee, affiliate           78,032               75,499               234,096             226,497
   Provision for valuation of
     investment in Local
     Limited Partnership                    117,973               17,389               117,973              52,940
   Amortization                               8,023                6,876                22,967              22,967
                                      -------------        -------------         -------------     ---------------
       Total Expenses                       253,549              110,261               538,162             425,157
                                      -------------        -------------         -------------     ---------------

Loss before equity in losses
    of Local Limited Partnerships          (205,856)             (53,672)             (413,958)           (268,016)

Equity in losses of Local Limited
   Partnerships (Note 1)                   (437,673)            (631,537)           (1,372,077)         (1,712,559)
                                      -------------        -------------         -------------     ---------------

Net Loss                              $    (643,529)       $    (685,209)        $  (1,786,035)    $    (1,980,575)
                                      =============        =============         =============     ===============

Net Loss allocated:
   To General Partners                $      (6,435)       $      (6,852)        $     (17,860)    $       (19,806)
   To Limited Partners                     (637,094)            (678,357)           (1,768,175)         (1,960,769)
                                      -------------        -------------         -------------     ---------------
                                      $    (643,529)       $    (685,209)        $  (1,786,035)    $    (1,980,575)
                                      =============        =============         =============     ===============
Net Loss per Limited
   Partnership Unit
   (50,930 Units)                     $      (12.51)       $      (13.32)        $      (34.72)    $        (38.50)
                                      =============        =============         =============     ===============


                 The accompanying notes are an integral part of
                          these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2001
                                   (Unaudited)

                                                       Initial       Investor           Net
                                       General         Limited        Limited       Unrealized
                                       Partners        Partner       Partners         Gains            Total
                                      -----------    ---------     -------------     ----------      ----------

Balance at March 31, 2001             $  (213,046)   $   5,000    $   23,335,613    $    24,952    $  23,152,519
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -          9,291            9,291

     Net Loss                             (17,860)           -        (1,768,175)             -       (1,786,035)
                                       -----------   ---------     -------------    -----------      ------------
Comprehensive Income (Loss)               (17,860)           -        (1,768,175)         9,291       (1,776,744)
                                      -----------    ---------    --------------    -----------      ------------

Balance at December 31, 2001          $  (230,906)   $   5,000    $   21,567,438    $    34,243    $  21,375,775
                                      ===========    =========    ==============    ===========    =============

                 The accompanying notes are an integral part of
                          these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                                      2001              2000
                                                                                  -------------    -------------

Net cash used for operating activities                                            $    (317,720)   $    (193,637)
                                                                                  -------------    -------------

Net cash provided by investing activities                                               599,821          366,673
                                                                                  -------------    -------------

Net increase in cash and cash equivalents                                               282,101          173,036

Cash and cash equivalents, beginning                                                    607,092          307,807
                                                                                  -------------    -------------

Cash and cash equivalents, ending                                                 $     889,193    $     480,843
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

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-K for the year ended March 31, 2001. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2001 and 2000.

1.   Investments in Local Limited Partnerships

The Fund uses the equity method to account for its limited partnership interests in nineteen Local Limited Partnerships which own and operate multi-family housing complexes. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective local limited partnership agreements.

The following is a summary of investments in Local Limited Partnerships at December 31, 2001:

Capital contributions and advances paid to Local Limited
   Partnerships and purchase price paid to withdrawing
   partners of Local Limited Partnerships                                                        $  39,763,783

Cumulative equity in losses of Local Limited Partnerships
   (Excluding cumulative unrecognized losses of $5,822,248)                                        (20,619,039)

Cumulative cash distributions received from Local Limited
   Partnerships                                                                                     (1,289,555)
                                                                                                 -------------

Investments in Local Limited Partnerships before
   adjustments                                                                                      17,855,189

Excess of investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                     1,252,338

   Accumulated amortization of acquisition fees and expenses                                          (241,237)
                                                                                                 -------------

Investments in Local Limited Partnerships prior to reserve for
    valuation                                                                                       18,866,290

Reserve for valuation of investments in Local Limited Partnerships                                    (170,913)
                                                                                                 -------------

Investments in Local Limited Partnerships                                                        $  18,695,377

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

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)



1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Fund's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2001 is $2,242,835. For the nine months ended December 31, 2001, the Fund has not recognized $870,758 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

2.   Commitments

At December 31, 2001, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $408,000. In addition, the Fund has set aside $163,000 for future capital contributions to one Local Limited Partnership.

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

Liquidity and Capital Resources

At December 31, 2001, the Fund had cash and cash equivalents of $889,193, compared with $607,092 at March 31, 2001. This increase is primarily due to proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships. These increases are partially offset by cash used for operation, and purchases of marketable securities.

As of December 31, 2001, the Managing General Partner has designated approximately $2,109,000 of cash, cash equivalents and marketable securities as Reserves. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner believes that the interest income earned on Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits if the Managing General Partner deems such funding appropriate.

At December 31, 2001, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $408,000. In addition, the Fund has set aside $163,000 in escrow for future capital contributions to one Local Limited Partnership.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2001, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund might deem it in its best interest to provide such funds, voluntarily, in order to protect its investment. As of December 31, 2001, the Fund has advanced approximately $171,000 to Local Limited Partnerships to fund operating deficits.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2001.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

Three Month Period

The Fund's results of operations for the three months ended December 31, 2001 resulted in net loss of $643,529, as compared to a net loss of $685,209 for the same period in 2000. The decrease in net loss is primary attributable to decreases in equity in losses of Local Limited Partnerships. This decrease is partially offset by a slight decrease in investment income. Equity in losses of Local Limited Partnerships decreased between years due to an increase in losses not recognized by the Fund for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those Local Limited Partnerships.

Nine Month Period

The Fund's results of operations for the nine months ended December 31, 2001 resulted in a net loss of $1,786,035, as compared to a net loss of $1,980,575 for the same period in 2000. The decrease in net loss is primary attributable to decreases in equity in losses of Local Limited Partnerships. This decrease is partially offset by a decrease in investment income and an increase in provision for valuation of investment in Local Limited Partnerships. Equity in losses of Local Limited Partnerships decreased between years due to an increase in losses not recognized by the Fund for Local Limited Partnerships whose cumulative equity in losses and cumulative distributions exceeded its total investment in those Local Limited Partnerships.

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

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, has been experiencing operating difficulties and has difficulties in achieving debt service coverage. As a result, the Local General Partner negotiated with the lender to reduce the interest rate on the current mortgage. During 2001, the Property successfully restructured its debt. However, the Property still struggles with a generally low quality tenant base and, as a result, rent collection and eviction issues continue to hamper operations. The Managing General Partner will continue to work closely with the Local General Partner to monitor Property operations.

Los Clavicles II, located in Trujillo Alto, Puerto Rico, continues to perform poorly. The Property requires significant capital for maintenance and repair, and faces crime and security issues. Also, occupancy is extremely low. Effective December 30, 1999, the Property restructured its existing mortgage loan balance, in the approximate amount of $9 million, into a $4 million first mortgage with an interest rate of 6% amortized over a 30-year term and a $5 million second mortgage with no interest and principal payable from cash flow. No debt service payments were required until November 2000. The reduction in debt service payments made cash available for use towards the necessary maintenance and repairs required at the Property. However, the necessary repairs have not yet been completed and operations have not improved. As a result, the Property was unable to make the November 1, 2000 debt service payment and a significant portion of the funds available from the restructuring have been used to pay operating deficits. The loan is technically in default but the workout agreement contains a clause that obligates

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions  (continued)
--------------------------------

the lender to renegotiate the terms of the workout agreement in the event that the terms of the agreement are not met. Unfortunately, the negotiations have not provided any resolution to the issues that face the property. The Managing General Partner is concerned about the Property's long-term viability and is reviewing the Partnership's options with respect to its interest in the Property.

Operations at Oak Ridge, located in Macon, Georgia, continue to suffer primarily due to low occupancy and rental rates. The low occupancy is generally attributable to lack of public transportation near the site. The site manager is diligently working to attract more tenants and decrease expenses. These efforts positively impacted Property operations during the year ended December 31, 2001 as net operating income increased significantly as compared to the same period in 2000. However, the Property's net operating income is insufficient to meet debt service payments. The Managing General Partner will continue to work closely with the management agent and Local General Partner to monitor Property operations and marketing efforts.

Occupancy at Guardian Place, located in Richmond, Virginia, has fluctuated primarily due to the difficulty in leasing its studio units. Because a competing property in close proximity to Guardian Place began lease-up this year, occupancy was not expected to stabilize in the near term. However, the lease-up of this competing property did not have a significant impact on the Property's occupancy. The Managing General Partner visited the Property in the third quarter of 2001 and found it in very good condition. The Managing General Partner will continue to monitor local market conditions and the impact they may have on the Property's operations.

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

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a) Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2002               BOSTON FINANCIAL TAX CREDIT FUND VII,
                                        A LIMITED PARTNERSHIP


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