Form 10KSB
period 2002-03-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2002-06-28
CIK 892342

June 28, 2002



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

       Boston Financial Tax Credit Fund VII, A Limited Partnership Annual Report on Form 10-KSB for the Year Ended March 31, 2002 File Number 0-24584

Dear Sir/Madam:

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, filed herewith is one copy of subject report.

Very truly yours,




/s/Stephen Guilmette
Stephen Guilmette
Assistant Controller


TC710KSB-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                  March 31, 2002
                        -----------------------------------------------

                                                         OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                            to
                               -----------------------------------------


                         Commission file number 0-24584

              Boston Financial Tax Credit Fund VII, A Limited Partnership
                 -------------------------------------------------
               (Exact name of registrant as specified in its charter)

      Massachusetts                         04-3166203
--------------------------                ---------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

   101 Arch Street, Boston, Massachusetts              02110-1106
---------------------------------------------    ----------------------
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code          (617) 439-3911
                                                           ----------------

Securities registered pursuant to Section 12(b) of the Act:
                                        Name of each exchange on
          Title of each class                which registered
          -------------------           -----------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by non-affiliates of the registrant.
                             $45,581,000 as of March 31, 2002
                            --------------------------------

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB INTO
WHICH THE DOCUMENT IS INCORPORATED:  (1) ANY ANNUAL REPORT TO SECURITY HOLDERS:
(2) ANY PROXY OR INFORMATION STATEMENT: AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.

                                                        Part of Report on
                                                        Form 10-KSB into
                                                        Which the Document
Documents incorporated by reference                     is Incorporated
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

Report on Form 8-K dated June 8, 1993                   Part I, Item 1

Report on Form 8-K dated September 10, 1993             Part I, Item 1

Report on Form 8-K dated January 14, 1994               Part I, Item 1

Post-Effective Amendment No. 1-3 to the Form S-11
     Registration Statement, File # 33-52468            Part I, Item 1

Post-Effective Amendment No. 4 to the Form S-11
     Registration Statement, File # 33-52468            Part III, Item 11

Prospectus - Sections Entitled:

     "Investment Objectives and Policies -
      Principal Investment Objectives"                  Part I, Item 1

     "Investment Risks"                                 Part I, Item 1

     "Estimated Use of Proceeds"                        Part III, Item 12

     "Management Compensation and Fees"                 Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
        Credits and Cash Distributions"                 Part III, Item 12

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2002


                                TABLE OF CONTENTS


                                                                   Page No.

PART I

     Item 1       Business                                           K-3
     Item 2       Properties                                         K-5
     Item 3       Legal Proceedings                                  K-10
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                   K-10

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                    K-10
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations      K-11
     Item 7       Financial Statements and Supplementary Data        K-14
     Item 8       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure             K-14

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                  K-14
     Item 10      Management Remuneration                            K-15
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                              K-15
     Item 12      Certain Relationships and Related Transactions     K-16
     Item 13      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                K-17

SIGNATURES                                                           K-18
----------

                                     PART I


Item 1.  Business

Boston Financial Tax Credit Fund VII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership formed on September 14, 1992 under the laws of the Commonwealth of Massachusetts. The Fund's partnership agreement ("Partnership Agreement") authorizes the sale of up to 100,000 Units of limited partnership interest at $1,000 per Unit. On November 30, 1993, the Fund held its final investor closing. In total, the Fund received $50,930,000 ("Gross Proceeds") of capital contributions for 50,930 Units. Such amounts exclude five unregistered Units previously acquired for $5,000 by the Initial Limited Partner, which is also one of the General Partners. The offering of Units terminated on January 21, 1994. No further sale of Units is expected.

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

Table A on the following page lists the Properties originally acquired by the Local Limited Partnerships in which the Fund has invested. Item 7 and Item 6 of this Report contain other significant information with respect to such Local Limited Partnerships. As required by applicable rules, the terms of the acquisition of each Local Limited Partnership interest have been described in a supplement to the Prospectus and collected in the post-effective amendment to the Registration Statement; such descriptions are incorporated herein by this reference.


                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


    Properties owned by                                                                           Date
       Local Limited                                                                            Interest
       Partnerships *                                       Location                            Acquired
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


* The Fund's interest in profits and losses of each Local Limited Partnership arising from normal operations is 99%, with the exception of Springwood which is 19.8%. Profits and losses arising from sale or refinancing transactions are allocated in accordance with the respective Local Limited Partnership Agreements.

Although the Fund's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Fund's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2002, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions to Local Limited Partnerships: (i) Oak Ridge Apartments, A Limited Partnership, Santa Fe Oaks Phase II, A Limited Partnership, Springwood Apartments, A Limited Partnership and St. Andrews Pointe Apartments, A Limited Partnership, representing 23.92%, have Flournoy Development Company and John Flournoy as Local General Partners; (ii) Woods Lane, A Limited Partnership, Crafton Place, A Limited Partnership and Fountain Lakes, A Limited Partnership, representing 16.92%, have Lindsey Management Company as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports reported on Forms 8-K, which are herein incorporated by reference.

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

The Fund is managed by Arch Street VII, Inc., the Managing General Partner of the Fund. The other General Partner of the Fund isArch Street VII Limited
Partnership. The Fund, which does not have any employees, reimburses Lend Lease Real Estate Investments,Inc., an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Fund is set forth in Item 9 of this Report.

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







                                                       Capital Contributions      Mtge. loans                      Occupancy
Local Limited Partnership       Number      Total Committed   Paid Through       payable at                            at
Property Name                       of         at March 31,      March 31,       December 31,        Type of         March 31,
Property Location              Apt. Units            2002           2002               2001          Subsidy*            2002
------------------------------------------- ----------------------------------------------------     -----------    ---------------

Oak Ridge Apartments,
   A Limited Partnership
Oak Ridge
Macon, GA                        152            $2,870,245      $2,870,245       $3,958,549          None               84 %

Santa Fe Oaks Phase II,
   A Limited Partnership
Santa Fe Oaks II
Gainesville, FL                  129             2,698,586       2,698,586        3,580,655          None               98%

Andrew's Pointe Limited
   Partnership
Andrew's Pointe
Burnsville, MN                    57             1,333,800       1,333,800        2,212,127          None              100%

Palo Verde II, A Nevada
   Limited Partnership
Palo Verde II
Henderson, NV                     60             1,324,801       1,324,801        1,047,481          None              100%

Woods Lane, A Limited
   Partnership
Woods Lane
Rogers, AR                       156             2,574,180       2,574,180        3,202,900          None               94%

Crafton Place, A Limited
   Partnership
Crafton Place
Fayetteville, AR                  84             1,365,120       1,365,120        1,601,464          None              100%






                                                   Capital Contributions          Mtge. Loans                       Occupancy
Local Limited Partnership       Number         Total Committed   Paid Through     payable at                            at
Property Name                       of          at March 31,     March 31,       December 31,        Type of         March 31,
Property Location              Apt. Units            2002           2002             2001            Subsidy*            2002
------------------------------------------- ----------------------------------------------------     -----------    ---------------

Guardian Place
   Limited Partnership
Guardian Place
Richmond, VA                     120             2,174,390       2,174,390        2,907,589          None               98%

Twin Oaks Meadows Limited
   Dividend Housing Associatio
   Limited Partnership
Twin Oaks Meadows
Lansing, MI                       63             1,436,400       1,436,400        1,858,095          None               86%

Madera Sunrise Terrace
   Limited Partnership
Sunrise Terrace
Madera, CA                        52             1,523,196       1,523,196          901,309          None               94%

Eden Park Limited
   Partnership
Wynmor
Brooklyn Park, MN                324             5,527,758       5,527,758        5,448,058          None               93%

Affordable Citrus Glen
   Limited Partnership
Citrus Glen
Orlando, FL                      176             4,581,360       4,581,360        5,302,539          None               97%

St. Andrews Pointe Apartments,
   A Limited Partnership
St. Andrews Pointe
Columbia, SC                     150             3,414,528       3,414,528        4,490,684          None               75%





                                                  Capital Contributions          Mtge. Loans                        Occupancy
Local Limited Partnership       Number       Total Committed   Paid Through      payable at                             At
Property Name                       of         at March 31,      March 31,      December 31,         Type of         March 31,
Property Location              Apt. Units            2002           2002              2001           Subsidy*            2002
------------------------------------------- ----------------------------------------------------     -----------    ---------------

Des Moines Street Associates
   Limited Partnership
Des Moines St. Village
Des Moines, IA                    42             1,083,996       1,083,996        1,630,051        Section 8            95%

Fountain Lakes, A Limited
   Partnership
Fountain Lakes
Benton, AR                       180             2,854,593       2,854,593        4,034,409          None               89%

Fairhaven Manor Limited
   Partnership
Fairhaven Manor
Burlington, WA                    40             1,232,020       1,232,020          905,852          None               90%

Grand Boulevard Renaissance I
   Limited Partnership
Grand Boulevard Renaissance
Chicago, IL                       30             1,085,000         921,719        1,853,372        Section 8            87%

Los Claveles, S.E. Limited
   Partnership
Los Claveles II
Trujilio Alto, PR                180             1,272,000         923,374        9,386,677        Section 8            50%

BHP/Harford Commons
   Limited Partnership
Harford Commons
Baltimore, MD                     30             1,187,000       1,128,000         1,736,092         None              100%



                                                  Capital Contributions         Mtge. loans                          Occupancy
Local Limited Partnership       Number       Total Committed   Paid Through      payable at                              at
Property Name                       of         at March 31,      March 31,     December 31,           Type of         March 31,
Property Location              Apt. Units            2002           2002            2001             Subsidy*            2002
------------------------------------------- ----------------------------------------------------     -----------    ---------------

Springwood Apartments,
   A Limited Partnership
Springwood
Tallahassee, FL                  113              624,805         624,805        3,763,142          None               99%
                               -----         ------------     -----------      -----------
                               2,138          $40,163,778     $39,592,871       59,821,045
                               =====          ===========     ===========      ===========

* Section 8 This subsidy, which is authorized under Section 8 of Title II of the Housing and Community Development Act of 1974, allows qualified low-income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government.




Two Local Limited Partnerships invested in by the Fund each represent more than 10% of the total capital contributions made to Local Limited Partnerships by the Fund. The first is Eden Park Limited Partnership, which owns Wynmor, a Property, located in Brooklyn Park, Minnesota. The Property contains 324 apartments in eleven three-story buildings and represents 13.76% of the total capital contributions made to the Local Limited Partnerships.

Eden Park Limited Partnership has obtained a $6,000,000 first mortgage loan. The mortgage is payable in monthly installments of principal and interest in the amount of $48,922, based on a 25 year amortization period, and accrues interest at a rate of 8.65%. The unpaid principal and interest is due in one balloon payment in October of 2020.

The other Local Limited Partnership which represents more than 10% of the total capital contributions made to Local Limited Partnerships is Affordable Citrus Glen Limited Partnership which owns Citrus Glen Apartments. Citrus Glen Apartments, which is located in Orlando, Florida, contains 176 apartments and represents 11.41% of the total capital contributions made to the Local Limited Partnerships.

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

The Fund does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

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

As of April 14, 2002, there were 2,426 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. For the years ended March 31, 2002 and 2001, no cash distributions were made.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------------

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

Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Fund accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Fund does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Fund investments where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "Other Revenue" in the accompanying financial statements.

Liquidity and capital resources

At March 31, 2002, the Fund had cash and cash equivalents of $1,193,303 compared with $607,092 at March 31, 2001. This increase is primarily due to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships. These increases are partially offset by cash used for operations and advances to Local Limited Partnerships.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2002, approximately $2,230,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $102,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2002, the Fund has advanced approximately $171,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $43,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

At March 31, 2002, the Fund has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $408,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2002, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash distributions

No cash distributions were made to Limited Partners in the two years ended March 31, 2002 and 2001. It is not expected that cash available for distribution, if any, will be significant during the 2002 calendar year. Based on the results of 2001 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund because such amounts will be needed to fund Property operating costs. In addition, many of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

2002 versus 2001

The Fund's results of operations for the year ended March 31, 2002 resulted in a net loss of $2,449,337 as compared to a net loss of $2,452,766 for the same period in 2001. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships, partially offset by an increase in provision for valuation of investments in Local Limited Partnerships and a decrease in investment revenue.

Low-income housing tax credits

The 2002 and 2001 Tax Credits were $146.80 and $146.79 per Unit, respectively. The Tax Credits per Limited Partnership Unit stabilized in 1996 at approximately $147 per Unit. The Tax Credits were expected to be stable for about seven years subsequent to 1996 and then to decrease as certain Properties reach the end of the ten year Tax Credits period. However, because the Compliance Periods should extend significantly beyond the Tax Credit periods, the Fund is expected to retain most of its interests in the Local Limited Partnerships for the foreseeable future.

Property discussions

The Fund's investment portfolio consists of limited partnership interests in nineteen Local Limited Partnerships, each of which own and operate a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. However, some Properties have persistent operating difficulties that could result in their foreclosure or in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Property. Also, the Managing General Partner, in the normal course of the Fund's business, may desire to dispose of certain Properties. The following Property discussion focuses only on such Properties.

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

Los Claveles II, located in Trujillo Alto, Puerto Rico, continues to perform poorly. The Property requires significant capital for maintenance and repair, and faces crime and security issues. Also, occupancy is extremely low. Effective December 30, 1999, the Property restructured its existing mortgage loan balance, in the approximate amount of $9 million, into a $4 million first mortgage with an interest rate of 6% amortized over a 30-year term and a $5 million second mortgage with no interest and principal payable from cash flow. No debt service payments were required until November 2000. The reduction in debt service payments made cash available for use towards the necessary maintenance and repairs required at the Property. However, the necessary repairs have not yet been completed and operations have not improved. As a result, the Property was unable to make the November 1, 2000 debt service payment and a significant portion of the funds available from the restructuring have been used to pay operating deficits. The loan is technically in default but the workout agreement contains a clause that obligates the lender to renegotiate the terms of the workout agreement in the event that the terms of the agreement are not met. Unfortunately, the negotiations have not provided any resolution to the issues that face the property. The Managing General Partner is concerned about the Property's long-term viability and is reviewing the Fund's options with respect to its interest in the Property.

Operations at Oak Ridge, located in Macon, Georgia, continue to suffer primarily due to low occupancy and rental rates. The low occupancy is generally attributable to lack of public transportation near the site. The site manager is diligently working to attract more tenants and decrease expenses. These efforts positively impacted Property operations during the twelve months ended March 31, 2002 as net operating income increased significantly as compared to the same period in 2001. However, the Property's net operating income is insufficient to meet debt service payments. The Managing General Partner will continue to work closely with the management agent and Local General Partner to monitor Property operations and marketing efforts.

Although operations at Palo Verde remain strong, the Local General Partner filed for bankruptcy protection and refused to send the Fund its priority cash distributions, representing a default under the terms of the Local Limited Partnership Agreement. An affiliate of the Managing General Partner has assumed the Local General Partner interest and is seeking an acceptable replacement Local General Partner.

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

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2002 and 2001.

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

Item 7.  Financial Statements and Supplementary Data

Information required under this Item is submitted as a separate section of this Report. See Index on page F-1 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------------

None.

                                    PART III


Item 9.  Directors and Executive Officers of the Registrant

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

The Managing General Partner provides day-to-day management of the Fund. Compensation is discussed in Item 10 of this report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Jenny Netzer, age 46, Principal, Head of Housing and Community Investment Group
- Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 45, Principal, Member, Legal - Mr. Gladstone is responsible for legal work in the areas of affordable and conventional housing and investment products and services. He joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University
(J.D. & MBA).

Lauren M. Guillette, age 37, Principal, Member, Legal - Ms. Guillette is responsible for legal work in the areas of affordable and conventional housing and investment products and services. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1996 as the firm's Assistant General Counsel. Prior to joining Boston Financial, Ms. Guillette was associated with the law firm of Peabody & Brown where she practiced real estate syndication and securities law. Ms. Guillette is a graduate of McGill University (BA) and Suffolk University (J.D.).

Item 10.  Management Remuneration

Neither the directors nor officers of Arch Street VII, Inc., nor the partners of Arch Street VII L.P., nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2002, the following is the only entity known to the Fund to be the beneficial owner of more than 5% of the Units outstanding:

                                                                                                 Amount
     Title of                     Name and Address of                 Beneficially               Percent
     Class                         Beneficial Owner                       Owned                 of Class
------------------       -------------------------------------       ----------------        ---------------

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

Item 12.  Certain Relationships and Related Transactions

The Fund was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid during the years ended March 31, 2002 and 2001 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions." Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the Fees paid and expenses reimbursements made in the three years ended March 31, 2002 is presented as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Fund is required to pay certain fees to and reimburse expenses of the Managing General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. Commissions, fees and accountable expenses related to the sale of the Units totaling $6,304,898 were charged directly to Limited Partners' equity. In connection therewith, $4,329,050 of selling expenses and $1,975,848 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the Managing General Partner. In addition, the Fund has paid $50,000 in organization costs to an affiliate of the Managing General Partner. This cost has been included in the balance sheet. Total organization and offering expenses, exclusive of selling commissions and underwriting advisory fees, did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses were paid during the two years ended March 31, 2002.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Fund was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 6% of the Gross Proceeds. Acquisition expenses, which include legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses, totaled 1.5% of the Gross Proceeds. Acquisition fees totaling $3,055,800 for the closing of the Fund's Local Limited Partnership investments were paid to an affiliate of the Managing General Partner. Of this amount, approximately $2,567,000 is included as capital contributions to Local Limited Partnerships. Acquisition expenses totaling $763,950 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2002.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives the base amount of 0.6227% (as adjusted by the CPI factor) of Gross Proceeds annually as the Asset Management Fee. Fees earned during the years ended March 31, 2002 and 2001 are as follows:

                                      2002             2001
                                --------------    -------------

   Asset Management Fees        $      313,377    $     304,529



Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable during the years ended March 31, 2002 and 2001 are as follows:

                                                         2002             2001
                                                   --------------    ----------
   Salaries and benefits expense reimbursements
                                                   $    73,936       $  89,441
Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Fund, Arch Street VIII, Inc. and Arch Street VII L.P., receive 1% of cash distributions paid to partners. To date, the Fund has not paid any cash distributions to partners.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates during the years ended March 31, 2002 and 2001 is presented in Note 5 to the Financial Statements.

                                     PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  Documents filed as a part of this Report

In response to this portion of Item 13, the financial statements and the auditors' report relating thereto are submitted as a separate section of this Report. See Index to the financial statements on page F-1 hereof.

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

(b) Reports on Form 8-K:
    No reports on Form 8-K were filed during the year ended March 31, 2002.

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

      BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

      By:  Arch Street VII, Inc.
           its Managing General Partner


     By:   /s/Jenny Netzer                          Date:    June 28, 2002
           ---------------------------------------           -------------
           Jenny Netzer
           Principal, Head of Housing and
           Community Investment


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Fund and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                           Date:    June 28,  2002
           ---------------------------------------            --------------
           Jenny Netzer
           Director


     By:   /s/Michael H. Gladstone                   Date:   June 28,  2002
           -----------------------------                     --------------
           Michael H. Gladstone
           Director

                        Report of Independent Accountants


To the Partners of
Boston Financial Tax Credits Fund VII, A Limited Partnership:


In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Tax Credits Fund VII, A Limited Partnership (the "Fund") as of March 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. The Fund accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Fund's investment in Local Limited Partnerships is stated at $18,029,983 at March 31, 2002, and the Fund's equity in earnings (losses) of Local Limited Partnerships is stated at $(1,935,341) and $(2,072,857) for the years ended March 31, 2002 and 2001, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Fund's financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.




/s/PricewaterhouseCoopers LLP
June 21, 2002
Boston, Massachusetts

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

         ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2002
                                      INDEX


                                                                 Page No.


Report of Independent Accountants
   For the years ended March 31, 2002 and 2001                     F-2

Financial Statements

   Balance Sheet - March 31, 2002                                  F-3

   Statements of Operations - For the years ended
     March 31, 2002 and 2001                                       F-4

   Statements of Changes in Partners' Equity (Deficiency) -
     For the years ended March 31, 2002 and 2001                   F-5

   Statements of Cash Flows - For the years ended
     March 31, 2002 and 2001                                       F-6

   Notes to the Financial Statements                               F-7

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP



                                  BALANCE SHEET
                                 MARCH 31, 2002




Assets

Cash and cash equivalents                                                                 $    1,193,303
Marketable securities, at fair value (Note 3)                                                  1,444,348
Restricted cash (Notes 4 and 6)                                                                  253,968
Investments in Local Limited Partnerships (Note 4)                                            18,029,983
Other assets                                                                                      15,976
                                                                                          --------------
     Total Assets                                                                         $   20,937,578
                                                                                          ==============


Liabilities and Partners' Equity

Accounts payable to affiliates (Notes 4 and 5)                                            $      203,396
Accrued expenses                                                                                  35,500
                                                                                          --------------
     Total Liabilities                                                                           238,896
                                                                                          --------------

Commitments (Note 6)

General, Initial and Investor Limited Partners' Equity                                        20,678,230
Net unrealized gains on marketable securities                                                     20,452
                                                                                          --------------
     Total Partners' Equity                                                                   20,698,682
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $   20,937,578
                                                                                          ==============
The accompanying notes are an integral part of these financial statements.


          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2002 and 2001



                                                                                    2002                2001
                                                                                -------------      -------------
Revenue:
   Investment                                                                   $     119,899      $     160,417
   Other                                                                               30,495             28,225
                                                                                --------------       ------------
  Total Revenue                                                                       150,394            188,642
                                                                                --------------        -----------

Expenses:
   General and administrative expenses (includes reimbursements to an affiliate in the amounts of $73,936 and $89,441, in 2002 and 2001, respectively)
      (Note 5)                                                                        202,417            180,459
   Asset management fees, related party (Note 5)                                      313,377            304,529
   Amortization                                                                        30,623             30,623
   Provision for valuation of advances to
     Local Limited Partnerships                                                       117,973             52,940
                                                                                -------------      -------------
       Total Expenses                                                                 664,390            568,551
                                                                                -------------      -------------

Loss before equity in losses of
   Local Limited Partnerships                                                        (513,996)          (379,909)

Equity in losses of
   Local Limited Partnerships (Note 4)                                             (1,935,341)        (2,072,857)
                                                                                -------------      -------------

Net Loss                                                                        $  (2,449,337)     $  (2,452,766)
                                                                                =============      =============

Net Loss allocated:
   General Partners                                                             $     (24,493)     $     (24,528)
   Limited Partners                                                                (2,424,844)        (2,428,238)
                                                                                -------------      -------------
                                                                                $  (2,449,337)     $  (2,452,766)
                                                                                =============      =============
Net Loss per Limited Partner Unit
   (50,930 Units)                                                               $     (47.61)      $     (47.68)
                                                                                ============       ============


The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2002 and 2001

                                                                                        Net
                                                       Initial       Investor       Unrealized
                                       General         Limited        Limited          Gains
                                       Partners        Partner        Partners        (Losses)          Total
                                      -----------    ---------     -------------     ----------       ---------

Balance at March 31, 2000             $  (188,518)   $   5,000    $   25,763,851    $   (34,505)   $  25,545,828
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized losses
     on marketable securities
     available for sale                         -            -                 -         59,457           59,457
   Net Loss                               (24,528)           -        (2,428,238)             -       (2,452,766)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Income (Loss)               (24,528)           -        (2,428,238)        59,457       (2,393,309)
                                      -----------    ---------    --------------    -----------    -------------

Balance at March 31, 2001                (213,046)       5,000        23,335,613         24,952       23,152,519
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -         (4,500)          (4,500)

                                         (24,493)       -             (2,424,844)           -         (2,449,337)
  Net Loss                             -----------    ----------   --------------    -----------     -------------
Comprehensive Loss                        (24,493)           -        (2,424,844)        (4,500)      (2,453,837)
                                      -----------    ---------    --------------    -----------    -------------

Balance at March 31, 2002             $  (237,539)   $   5,000    $   20,910,769    $    20,452    $  20,698,682
                                      ===========    =========    ==============    ===========    =============




The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2002 and 2001




                                                                                    2002              2001
                                                                                -------------    -------------
Cash flows from operating activities:
   Net Loss                                                                     $  (2,449,337)   $  (2,452,766)
   Adjustments to reconcile net loss
     to net cash used for operating activities:
     Equity in losses of Local Limited Partnerships                                 1,935,341        2,072,857
     Provision for valuation of advances to
       Local Limited Partnerships                                                     117,973           52,940
     Amortization                                                                      30,623           30,623
     Gain on sales of marketable
       securities, net                                                                 (4,559)          (1,633)
     Cash distribution included in net loss                                                 -          (15,000)
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities:
       Restricted cash                                                                 44,104          (18,019)
       Other assets                                                                    10,740            5,214
       Accounts payable to affiliates                                                   4,844           28,468
       Accrued expenses                                                               (34,498)          33,507
                                                                                -------------    -------------
Net cash used for operating activities                                               (344,769)        (263,809)
                                                                                -------------    -------------

Cash flows from investing activities:
   Purchases of marketable securities                                                (900,589)        (961,896)
   Proceeds from sales and maturities
     of marketable securities                                                       1,594,146        1,376,892
   Cash distributions received from Local
     Limited Partnerships                                                             409,114          201,038
   Investments in Local Limited Partnerships                                          (53,718)               -
   Advances to Local Limited Partnerships                                            (117,973)         (52,940)
                                                                                -------------    -------------
Net cash provided by investing activities                                             930,980          563,094
                                                                                -------------    -------------

Net increase in cash and cash equivalents                                             586,211          299,285

Cash and cash equivalents, beginning                                                  607,092          307,807
                                                                                -------------    -------------

Cash and cash equivalents, ending                                               $   1,193,303    $     607,092
                                                                                =============    =============

..The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Tax Credit Fund VII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits which may be applied against the federal income tax liability of an investor. The Fund's objective are to: (i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; ii) provide limited cash distributions from the operations of apartment complexes and;
iii) preserve and protect the Fund's capital. Arch Street VII, Inc., a Massachusetts corporation ("Arch Street VII, Inc.") is the Managing
General Partner of the Fund. Arch Street VII Limited Partnership, a Massachusetts limited partnership ("Arch Street VII, L.P."), whose general partner consists of Arch Street, Inc., is also a General Partner. Both the Managing General Partner and Arch Street VII, L.P. are affiliates of Lend Lease Real Estate Investments, Inc. ("Lend Lease"). The fiscal year of the Fund ends on March 31.

The Partnership Agreement authorized the sale of up to 100,000 Units of limited partnership interest ("Units") at $1,000 per Unit. In total, the Fund received $50,930,000 of capital contributions from investors admitted as Limited Partners for 50,930 Units. On November 30, 1993, the Fund held its final investor closing.

Under the terms of the Partnership Agreement, the Fund originally designated 5% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time as it deems appropriate. At March 31, 2002, the Managing General Partner has designated approximately $2,230,000 of cash, cash equivalents and marketable securities as such Reserve.

Generally, profits, losses, tax credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partner. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partner after certain priority payments.

2.   Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term money market instruments with original maturities of 90 days or less and approximate fair value.

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

The Fund provides advances to the Local Limited Partnerships to finance operations or to make debt service payments. The Fund assesses the collectibility of these advances at the time the advance is made and records a reserve if collectibility is not reasonably assured.

The Fund does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

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

The General Partners have decided to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2001 and 2000.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

No provision for income taxes has been made, as the liability for such taxes is an obligation of the partners of the Fund.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

3.   Marketable Securities

A summary of marketable securities is as follows:

                                                                 Gross           Gross
                                                              Unrealized     Unrealized        Fair
                                                 Cost            Gains          Losses         Value
                                             -------------    -----------    -----------    ------------
Debt securities issued by
   the US Treasury and other
   US government corporations
   and agencies                              $   1,299,977    $    17,990    $    (2,592)   $  1,315,375

Mortgage backed securities                         123,919          5,054              -         128,973
                                             -------------    -----------    -----------    -------------

Marketable securities at
   March 31, 2002                            $   1,423,896    $    23,044    $    (2,592)   $  1,444,348
                                             =============    ===========    ===========    =============

The contractual maturities at March 31, 2002 are as follows:
                                                                                                Fair
                                                                            Cost                Value
                                                                        ------------        ------------

Due in less than one year                                               $    700,805        $    704,985
Due in one to five years                                                     599,172             610,390
Mortgage backed securities                                                   123,919             128,973
                                                                        ------------        -------------
                                                                        $  1,423,896        $  1,444,348
                                                                        ============        ============

Actual maturities for asset backed securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the maturities of marketable securities were approximately $1,594,000 and $1,377,000 during the fiscal years ended March 31, 2002 and 2001, respectively. Included in investment income are gross gains of $4,712 and $2,141 and gross losses of $153 and $508 that were realized on the sales during the fiscal years ended March 31, 2002 and 2001, respectively.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

4.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in nineteen Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective Local Limited Partnership agreements.

The following is a summary of investments in Local Limited Partnerships at March 31, 2002:

Capital contributions and advances paid to Local Limited
   Partnerships and purchase price paid to withdrawing
   partners of Local Limited Partnerships                                                      $    39,763,783

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $5,842,787)                                        (21,182,303)

Cumulative cash distributions received from Local Limited Partnerships                              (1,384,029)
                                                                                               ---------------

Investments in Local Limited Partnerships before adjustment                                         17,197,451

Excess of investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                     1,252,338

   Cumulative amortization of acquisition fees and expenses                                           (248,893)
                                                                                               ---------------

Investments in Local Limited Partnerships before reserve for
    valuation                                                                                       18,200,896

Reserve for valuation of investments in Local Limited Partnerships                                    (170,913)
                                                                                               ---------------

Investments in Local Limited Partnerships                                                      $    18,029,983
                                                                                               ===============

For the year ended March 31, 2002, the Fund advanced $117,973 to two of the Local Limited Partnerships, all of which was reserved.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

4.  Investments in Local Limited Partnerships (continued)
    ----------------------------------------------------

Summarized financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2001 and 2000 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                 2001                  2000
                                                                           ---------------       ---------------
Assets:
   Investment property, net                                                $    77,922,494       $    81,085,313
   Other assets                                                                  6,748,458             7,023,685
                                                                           ---------------       ---------------
Total Assets                                                               $    84,670,952       $    88,108,998
                                                                           ===============       ===============

Liabilities and Partners' Equity:
   Mortgage notes payable                                                  $    59,821,045       $    60,393,190
   Other debt                                                                    6,533,370             5,996,327
                                                                           ---------------       ---------------
     Total Liabilities                                                          66,354,415            66,389,517
                                                                           ---------------       ---------------

Fund's Equity                                                                   11,007,888            14,167,306
Other partners' Equity                                                           7,308,649             7,552,175
                                                                           ---------------       ---------------
     Total Liabilities and Partners' Equity                                $    84,670,952       $    88,108,998
                                                                           ===============       ===============

Summarized Statements of Operations -
for the years ended December 31,
                                                                                 2001                  2000
                                                                           ---------------       ---------------

Rental and other revenue                                                   $    13,467,137       $    12,930,579
                                                                           ---------------       ---------------

Expenses:
   Operating                                                                     8,103,335            10,087,707
   Interest                                                                      4,475,951             4,526,409
   Depreciation and amortization                                                 3,964,683             4,089,322
                                                                           ---------------       ---------------
       Total Expenses                                                           16,543,969            18,703,438
                                                                           ---------------       ---------------

Net Loss                                                                   $    (3,076,832)      $    (5,772,859)
                                                                           ===============       ===============

Fund's share of Net Loss                                                   $    (2,826,637)      $    (5,548,945)
                                                                           ===============       ===============
Other partners' share of Net Loss                                          $      (250,195)      $      (223,914)
                                                                           ===============       ===============

For the years ended March 31, 2002 and 2001, the Fund has not recognized $891,296 and $3,476,088, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

4.  Investments in Local Limited Partnerships (continued)
    ----------------------------------------------------

The Fund's equity as reflected by the Local Limited Partnerships of $11,007,888 differs from the Fund's investments in Local Limited Partnerships before adjustment of $17,197,451 primarily because the Fund has not recognized $5,842,787 of equity in losses of Local Limited Partnerships whose cumulative equity in losses exceeded its total investment.

The Fund has set aside in an escrow account future capital contributions related to its investment in one Local Limited Partnership. Interest earned on this deposit is payable to the Local General Partner. At March 31, 2002, $90,687 of interest due to this Local General Partner is included in accounts payable to affiliates.

5.   Transactions with Affiliates

An affiliate of the Managing General Partner receives a base amount of 0.6227% (as adjusted by the CPI factor) of Gross Proceeds annually as an Asset Management Fee for administering the affairs of the Fund. Asset Management Fees of $313,377 and $304,529 have been included in expenses for the years ended March 31, 2002 and 2001, respectively. Included in accounts payable to affiliates is $79,281 for Asset Management Fees at March 31, 2002.

An affiliate of the Managing General Partner is reimbursed for the actual cost of the Fund's operating expenses. Included in general and administrative expenses for the years ended March 31, 2002 and 2001 is $73,936 and $89,441, respectively, that the Fund has paid or accrued for reimbursement for salaries and benefits. The amounts payable for salaries and benefits at March 31, 2002 is $33,428.

6.   Commitments

At March 31, 2002, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total approximately $571,000. Of this amount, the Fund has set aside $163,281 in escrow for future capital contributions to one Local Limited Partnership.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

7.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2002 and 2001 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2001 and 2000:

                                                                                  2002             2001
                                                                             ------------      ------------

Net Loss per financial statements                                            $ (2,449,337)     $ (2,452,766)

Adjustment for equity in losses of Local Limited
   Partnerships for financial reporting (tax) purposes in
  excess of equity in losses for tax (financial reporting)
  purposes                                                                       2,976,394         (528,409)

Equity in losses of Local Limited Partnerships not
   recognized for financial reporting purposes                                   (891,296)       (3,476,088)

Adjustment to reflect March 31 fiscal year end
   to December 31 tax year end                                                    (11,851)            5,365

Provision for valuation of advances to Local Limited
   Partnerships not deductible for tax purposes                                   117,973            52,940

Amortization for tax purposes in excess of
   amortization for financial reporting purposes                                  (14,917)          (14,917)

Cash distributions included in net loss for financial
   reporting purposes                                                                   -           (15,000)
                                                                             ------------      ------------

Net Loss per tax return                                                      $   (273,034)     $ (6,428,875)
                                                                             ============      ============

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax reporting purposes as of March 31, 2002 are as follows:

                                                   Financial Tax
                                                      Reporting               Reporting
                                                      Purposes                Purposes          Differences
                                                   -------------           -------------       -------------
Investments in Local Limited Partnerships          $  18,029,983           $  16,761,651       $   1,268,332
                                                   =============           =============       ==============
Other assets                                       $   2,907,595           $   9,130,748       $  (6,223,153)
                                                   =============           =============       =============
Liabilities                                        $     238,896           $     179,690       $      59,206
                                                   =============           =============       =============

The differences in assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $1,366,000 more than for financial reporting purposes, including approximately $5,843,000 of losses the Fund has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceeded its total investment;
(ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $80,000; (iii) approximately $94,000 of cash distributions received from Local Limited Partnerships were received during the three months ended March 31, 2002 and; (iv) organizational and offering costs of approximately $6,305,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.