Form 10QSB
period 2002-06-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2002-08-14
CIK 892342

August 14, 2002




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended June 30, 2002
       File Number 0-24584


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

For the quarterly period ended    June 30, 2002
                               -------------------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------  ----------------------------


                         Commission file number 0-24584

           Boston Financial Tax Credit Fund VII, A Limited Partnership
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Massachusetts                     04-3166203
-------------------------------------     --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



   101 Arch Street, Boston, Massachusetts            02110-1106
---------------------------------------------        ---------------------------
  (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - June 30, 2002                        1

          Statements of Operations (Unaudited) -
               For the Three Months Ended June 30, 2002 and 2001           2

          Statement of Changes in Partners' Equity (Deficiency)
               (Unaudited) - For the Three Months Ended June 30, 2002      3

          Statements of Cash Flows (Unaudited) -
               For the Three Months Ended June 30, 2002 and 2001           4

          Notes to the Financial Statements (Unaudited)                    5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               7

PART II - OTHER INFORMATION

Items 1-6                                                                 10

SIGNATURE                                                                 11

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)


                                  BALANCE SHEET
                                  June 30, 2002
                                   (Unaudited)

Assets

Cash and cash equivalents                                                                        $     1,289,161
Marketable securities, at fair value                                                                   1,148,285
Restricted cash                                                                                          240,212
Investments in Local Limited Partnerships (Note 1)                                                    17,260,275
Other assets                                                                                              17,004
                                                                                                 ---------------
     Total Assets                                                                                $    19,954,937
                                                                                                 ===============


Liabilities and Partners' Equity

Accounts payable to affiliates                                                                   $       112,538
Accrued expenses                                                                                          27,605
                                                                                                 ---------------
     Total Liabilities                                                                                   140,143
                                                                                                 ---------------
Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                                                19,787,400
Net unrealized gains on marketable securities                                                             27,394
                                                                                                 ---------------
     Total Partners' Equity                                                                           19,814,794
                                                                                                 ---------------
     Total Liabilities and Partners' Equity                                                      $    19,954,937
                                                                                                 ===============


                 The accompanying notes are an integral part of
                          these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                                                       2002             2001
                                                                                  -------------    -------------
Revenue:
   Investment                                                                     $      20,915    $      34,903
   Other                                                                                 32,570            2,673
                                                                                  -------------    -------------
     Total Revenue                                                                       53,485           37,576
                                                                                  -------------    -------------

Expenses:
   General and administrative expenses (includes reimbursements to an affiliate in the amounts of $37,916 and $26,914, in 2002
     and 2001, respectively)                                                             64,961           46,237
   Asset management fee, related party                                                   79,280           78,032
   Amortization                                                                           7,656            7,656
   Provision for valuation of advances to Local Limited Partnerships                    123,436                -
                                                                                  -------------    -------------
     Total Expenses                                                                     275,333          131,925
                                                                                  -------------    -------------

Loss before equity in losses of Local Limited Partnerships                             (221,848)         (94,349)

Equity in losses of Local Limited Partnerships (Note 1)                                (668,982)        (509,491)
                                                                                  -------------    -------------

Net Loss                                                                          $    (890,830)   $    (603,840)
                                                                                  =============    =============

Net Loss allocated:
   General Partners                                                               $      (8,908)   $      (6,038)
   Limited Partners                                                                    (881,922)        (597,802)
                                                                                  -------------    -------------
                                                                                  $    (890,830)   $    (603,840)
                                                                                     ===========    =============
Net Loss per Limited Partner Unit
   (50,930 Units)                                                                 $      (17.32)   $       (11.74)
                                                                                  =============    ==============


                 The accompanying notes are an integral part of
                          these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2002
                                   (Unaudited)


                                                       Initial       Investor           Net
                                       General         Limited        Limited       Unrealized
                                       Partners        Partner       Partners         Gains            Total
                                      -----------    -------------  -----------     ----------       ---------

Balance at March 31, 2002             $  (237,539)   $   5,000    $   20,910,769    $    20,452    $  20,698,682
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -          6,942            6,942
   Net Loss                                (8,908)           -          (881,922)             -         (890,830)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Income (Loss)                (8,908)           -          (881,922)         6,942         (883,888)
                                      -----------    ---------    --------------    -----------    -------------

Balance at June 30, 2002              $  (246,447)   $   5,000    $   20,028,847    $    27,394    $  19,814,794
                                      ===========    =========    ==============    ===========    =============


                 The accompanying notes are an integral part of
                          these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                      2002               2001
                                                                                  -------------    -------------

Net cash used for operating activities                                            $    (176,874)   $    (217,302)

Net cash provided by investing activities                                               272,732          420,720
                                                                                  -------------    -------------
Net increase in cash and cash equivalents                                                95,858          203,418

Cash and cash equivalents, beginning                                                  1,193,303          607,092
                                                                                  -------------    -------------

Cash and cash equivalents, ending                                                 $   1,289,161    $     810,510
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

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)


                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-KSB for the year ended March 31, 2002. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest, on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2002 and 2001.

1.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in nineteen Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. Upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the respective Local Limited Partnership agreements.

The following is a summary of investments in Local Limited Partnerships at June 30, 2002:

Capital contributions and advances paid to Local Limited
   Partnerships and purchase price paid to withdrawing
   partners of Local Limited Partnerships                                                        $  39,902,219

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $6,060,773)                                        (21,851,285)

Cumulative cash distributions received from Local Limited
   Partnerships                                                                                     (1,492,099)
                                                                                                 -------------

Investments in Local Limited Partnerships before
   adjustments                                                                                      16,558,835

Excess of investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                     1,252,338

   Cumulative amortization of acquisition fees and expenses                                           (256,549)
                                                                                                 -------------

Investments in Local Limited Partnerships prior to reserve for
    valuation                                                                                       17,554,624

Reserve for valuation of investments in Local Limited Partnerships                                    (294,349)
                                                                                                 -------------

Investments in Local Limited Partnerships                                                        $  17,260,275
                                                                                                 =============

The Fund has provided a reserve for valuation for its investments in certain Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amount of these investments.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)



1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Fund's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2002 is $886,968. For the three months ended June 30, 2002, the Partnership has not recognized $217,986 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

2.   Commitments

At June 30, 2002, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total approximately $556,000. Of this amount, the Fund has set aside approximately $148,000 in escrow for future capital contributions to one Local Limited Partnership.

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

Liquidity and Capital Resources

At June 30, 2002, the Fund had cash and cash equivalents of $1,289,161 compared with $1,193,303 at March 31, 2002. This increase is primarily due to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships. These increases are partially offset by cash used for operations and advances to Local Limited Partnerships.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2002, approximately $2,030,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $107,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2002, the Fund has advanced approximately $294,000 to Local Limited Partnerships to fund operating deficits.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
------------------------------------------

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $115,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

At June 30, 2002, the Fund has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $408,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2002, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2002.

Results of Operations

The Fund's results of operations for the three months ended June 30, 2002 resulted in a net loss of $890,830, as compared to a net loss of $603,840 for the same period in 2001. The decrease in net loss is primary attributable to increases in equity in losses of Local Limited Partnerships and provision for valuation of advances to Local Limited Partnerships due to certain properties requiring additional operating funds. These decreases are partially offset by an increase in other income.

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

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



Property Discussions (continued)
-------------------------------

Los Claveles II, located in Trujillo Alto, Puerto Rico, continues to perform poorly. The Property requires significant capital for maintenance and repair, and faces crime and security issues. Also, occupancy is extremely low. The sister property to the subject (not owned by the Fund) sat vacant for 18 months due to subsidy issues, making it very difficult to repair and occupy units at the subject. In March 2002, the subsidy issue was resolved after a long negotiating period with the United States Department of Housing and Urban Development. Effective December 30, 1999, the Property restructured its existing mortgage loan balance, in the approximate amount of $9 million, into a $4 million first mortgage with an interest rate of 6% amortized over a 30-year term and a $5 million second mortgage with no interest and principal payable from cash flow. No debt service payments were required until November 2000. The reduction in debt service payments made cash available for use towards the necessary maintenance and repairs required at the Property. The Property is in default on the loan agreement because it has been unable to make any payments since debt service payments were supposed to begin in November 2000. Although the loan is technically in default, the workout agreement contains a clause that obligates the lender to renegotiate the terms of the workout agreement in the event that the terms of the agreement are not met. Unfortunately, the negotiations have not provided any resolution to the issues that face the property. The operating deficits are being funded by not paying accrued management fees and from the capital improvement reserve set up as part of the 1999 workout of the property. This means that there is less money to conduct capital repairs as had been contemplated in the 1999 workout agreement. The Managing General Partner is concerned about the Property's long-term viability and is reviewing the Partnership's options with respect to its interest in the Property.

Operations at Oak Ridge, located in Macon, Georgia, continue to suffer primarily due to low occupancy and rental rates. The low occupancy is generally attributable to lack of public transportation near the site. The site manager has diligently worked to attract more tenants and decrease expenses. These efforts positively impacted Property operations as net operating income increased significantly during the past 12-18 months. However, the Property's net operating income is insufficient to meet debt service payments. The Managing General Partner will continue to work closely with the management agent and Local General Partner to monitor Property operations and marketing efforts as well as to explore a potential loan workout with the lender.

Although operations at Palo Verde remain strong, the Local General Partner filed for bankruptcy protection and refused to send the Partnership its priority cash distributions, representing a default under the terms of the Local Limited Partnership Agreement. An affiliate of the Managing General Partner has assumed the Local General Partner interest and is seeking an acceptable replacement Local General Partner.

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

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a) Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14,  2002               BOSTON FINANCIAL TAX CREDIT FUND VII,
                                       A LIMITED PARTNERSHIP


                                        By:   Arch Street VII, Inc.,
                                              its Managing General Partner


                                              /s/Jenny Netzer
                                              ---------------------------------
                                              Jenny Netzer
                                              Principal, Head of Housing and
                                              Community Investment