Form 10QSB
period 2002-09-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2002-11-14
CIK 892342

November 14, 2002





Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

         Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended September 30, 2002 File Number 0-24584


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

For the quarterly period ended        September 30, 2002
                              -------------------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from              to
                               -------------  ---------------------------------


                         Commission file number 0-24584

           Boston Financial Tax Credit Fund VII, A Limited Partnership
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Massachusetts                                 04-3166203
--------------------------------------    -------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


 101 Arch Street, Boston, Massachusetts            02110-1106
-------------------------------------------       -------------------
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code   (617) 439-3911
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

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - September 30, 2002                                 1

          Statements of Operations (Unaudited) - For the Three
               and Six Months Ended September 30, 2002 and 2001                          2

          Statement of Changes in Partners' Equity (Deficiency)
               (Unaudited) - For the Six Months Ended September 30, 2002                 3

          Statements of Cash Flows (Unaudited) -
               For the Six Months Ended September 30, 2002 and 2001                      4

          Notes to the Financial Statements (Unaudited)                                  5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                             7

Item 3.   Controls and Procedures                                                       11

PART II - OTHER INFORMATION

Items 1-6                                                                               12

SIGNATURE                                                                               13

CERTIFICATIONS                                                                          14


                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)



                                  BALANCE SHEET
                               September 30, 2002
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                          $     827,341
Marketable securities, at fair value                                                                   1,691,891
Investments in Local Limited Partnerships  (Note 1)                                                   16,890,515
Restricted cash                                                                                          241,440
Other assets                                                                                              10,379
                                                                                                   -------------
     Total Assets                                                                                  $  19,661,566
                                                                                                   =============

Liabilities and Partners' Equity

Account payable to affiliates                                                                      $     178,328
Accrued expenses                                                                                          39,802
                                                                                                   -------------
     Total Liabilities                                                                                   218,130
                                                                                                   -------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                                                19,412,993
Net unrealized gains on marketable securities                                                             30,443
                                                                                                   -------------
     Total Partners' Equity                                                                           19,443,436
                                                                                                   -------------
     Total Liabilities and Partners' Equity                                                        $  19,661,566
                                                                                                   =============




                The accompanying notes are an integral part of
                          these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                             Three Months Ended                          Six Months Ended
                                      September 30,        September 30,         September 30,       September 30,
                                          2002                 2001                  2002                2001
                                      -------------        -------------         -------------     ---------------

Revenue:
   Investment                         $      17,183        $      31,732         $      38,098     $        66,635
   Other                                        100                7,203                32,670               9,876
                                      -------------        -------------         -------------     ---------------
       Total Revenue                         17,283               38,935                70,768              76,511
                                      -------------        -------------         -------------     ---------------

Expenses:
   General and administrative
     (includes reimbursements
     to an affiliate in the amounts
     of $65,592 and $42,575 in 2002
     and 2001, respectively)                 65,454               67,368               130,415             113,605
   Asset management fee, affiliate           79,280               78,032               158,560             156,064
   Provision for valuation of advances
     to Local Limited Partnership              (800)                   -               122,636                   -
   Amortization                               7,655                7,288                15,311              14,944
                                      -------------        -------------         -------------     ---------------
       Total Expenses                       151,589              152,688               426,922             284,613
                                      -------------        -------------         -------------     ---------------

Loss before equity in losses
   of Local Limited Partnerships           (134,306)            (113,753)             (356,154)           (208,102)

Equity in losses of Local Limited
   Partnerships (Note 1)                   (240,101)            (424,913)             (909,083)           (934,404)
                                      -------------        -------------         -------------     ---------------

Net Loss                              $    (374,407)       $    (538,666)        $  (1,265,237)    $    (1,142,506)
                                      =============        =============         =============     ===============

Net Loss allocated:
   General Partners                   $      (3,744)       $      (5,387)        $     (12,652)    $       (11,425)
   Limited Partners                        (370,663)            (533,279)           (1,252,585)         (1,131,081)
                                      -------------        -------------         -------------     ---------------
                                      $    (374,407)       $    (538,666)        $  (1,265,237)    $    (1,142,506)
                                      =============        =============         =============     ===============
Net Loss per Limited
   Partner Unit (50,930 Units)        $       (7.27)       $      (10.47)        $      (24.59)    $        (22.21)
                                      =============        =============         =============     ===============




                The accompanying notes are an integral part of
                          these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2002
                                   (Unaudited)

                                                       Initial       Investor           Net
                                       General         Limited        Limited       Unrealized
                                       Partners        Partner       Partners         Gains            Total
                                      -----------    -------------  -----------     ----------       ---------

Balance at March 31, 2002             $  (237,539)   $   5,000    $   20,910,769    $    20,452    $  20,698,682
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -          9,991            9,991
   Net Loss                               (12,652)           -        (1,252,585)             -       (1,265,237)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Income (Loss)               (12,652)           -        (1,252,585)         9,991       (1,255,246)
                                      -----------    ---------    --------------    -----------    -------------

Balance at September 30, 2002         $  (250,191)   $   5,000    $   19,658,184    $    30,443    $  19,443,436
                                      ===========    =========    ==============    ===========    =============



                The accompanying notes are an integral part of
                          these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2002 and 2001
                                   (Unaudited)



                                                                                      2002              2001
                                                                                  -------------    -------------

Net cash used for operating activities                                            $    (221,036)   $    (158,022)
                                                                                  -------------    -------------

Net cash provided by (used for) investing activities                                   (144,926)         511,287
                                                                                  -------------    -------------

Net increase (decrease) in cash and cash equivalents                                   (365,962)         353,265

Cash and cash equivalents, beginning                                                  1,193,303          607,092
                                                                                  -------------    --------------

Cash and cash equivalents, ending                                                 $     827,341    $     960,357
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

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest, on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2002 and 2001.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2002:

Capital contributions and advances paid to Local Limited
   Partnerships and purchase price paid to withdrawing
   partners of Local Limited Partnerships                                                        $  39,901,419

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $6,334,246)                                        (22,091,386)

Cumulative cash distributions received from Local Limited
   Partnerships                                                                                     (1,614,103)
                                                                                                 -------------

Investments in Local Limited Partnerships before
   adjustments                                                                                      16,195,930

Excess of investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                     1,252,338

   Cumulative amortization of acquisition fees and expenses                                           (264,204)
                                                                                                 -------------

Investments in Local Limited Partnerships prior to reserve for
    valuation                                                                                       17,184,064

Reserve for valuation of investments in Local Limited Partnerships                                    (293,549)
                                                                                                 -------------

Investments in Local Limited Partnerships                                                        $  16,890,515
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

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)



1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Fund's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2002 is $1,400,542. For the six months ended September 30, 2002, the Partnership has not recognized $491,459 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

2.   Commitments

At September 30, 2002, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total approximately $556,000. Of this amount, the Fund has set aside approximately $148,000 in escrow for future capital contributions to one Local Limited Partnership.

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

Liquidity and Capital Resources

At September 30, 2002, the Fund had cash and cash equivalents of $827,341, as compared to $1,193,303 at March 31, 2002. This increase is primarily due to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships. These increases are partially offset by cash used for operations and advances to Local Limited Partnerships.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2002, on a cash basis, approximately $2,519,000 of cash, cash equivalents and marketable securities has been designated as Reserves. As of September 30, 2002, net claims against these Reserves total approximately $522,000 making Reserves available after claims approximately $1,997,000.


To date, professional fees relating to various Property issues totaling approximately $111,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2002, the Fund has advanced approximately $294,000 to Local Limited Partnerships to fund operating deficits.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
------------------------------------------

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $31,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

At September 30, 2002, the Fund has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $408,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2002, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2002.

Results of Operations

Three Month Period

The Fund's results of operations for the three months ended September 30, 2002 resulted in a net loss of $374,407, as compared to a net loss of $538,666 for the same period in 2001. The decrease in net loss is primary attributable to a decreases in equity in losses of Local Limited Partnerships. These decreases are partially offset by an increase in other income.

Six Month Period

The Fund's results of operations for the six months ended September 30, 2002 resulted in a net loss of $1,265,237, as compared to a net loss of $1,142,506 for the same period in 2001. The increase in net loss is primary attributable to an increase in provision for valuation of advances to Local Limited Partnerships as a result of additional funding to one of the Local Limited Partnerships.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

The Fund's investment portfolio consists of limited partnership interests in nineteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. A majority of the Properties have stabilized operations and operate above break-even. However, some Properties have persistent operating difficulties that could result in their foreclosure or in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Property. Also, the Managing General Partner, in the normal course of the Fund's business, may desire to dispose of certain Properties. The following Property discussion focuses only on such Properties.

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, has been experiencing operating difficulties and has difficulties in achieving debt service coverage. As a result, the Local General Partner negotiated with the lender to reduce the interest rate on the mortgage and, during 2001, the Property successfully restructured its debt. However, the Property still struggles with a generally low quality tenant base and, as a result, rent collection and eviction issues continue to hamper operations. The Managing General Partner will continue to work closely with the Local General Partner to monitor Property operations.

Los Claveles II, located in Trujillo Alto, Puerto Rico, continues to perform poorly. The Property requires significant capital for maintenance and repair, and faces crime and security issues. Also, occupancy is extremely low. The sister property to the subject (not owned by the Fund) sat vacant for 18 months due to subsidy issues, making it very difficult to repair and occupy units at the subject. In March 2002, the subsidy issue was resolved after a long negotiating period with the United States Department of Housing and Urban Development. Although the resolution of the subsidy issue at the sister property has not yet had a materially positive impact on the Property's operations, the Managing General Partner believes that the Property will benefit over the longer term. Effective December 30, 1999, the Property restructured its existing mortgage loan balance, in the approximate amount of $9 million, into a $4 million first mortgage with an interest rate of 6% amortized over a 30-year term and a $5 million second mortgage with no interest and principal payable from cash flow. No debt service payments were required until November 2000. The reduction in debt service payments made cash available for use towards the necessary maintenance and repairs required at the Property. The Property is in default on the loan agreement because it has been unable to make any payments since debt service payments were supposed to begin in November 2000. Although the loan is technically in default, the workout agreement contains a clause that obligates the lender to renegotiate the terms of the workout agreement in the event that the terms of the agreement are not met. Unfortunately, the negotiations have not provided any resolution to the issues that face the property. The operating deficits are being funded by not paying accrued management fees and from the capital improvement reserve set up as part of the 1999 workout of the Property. This means that there is less money to conduct capital repairs as had been contemplated in the 1999 workout agreement. The Managing General Partner is concerned about the Property's long-term viability and is reviewing the Partnership's options with respect to its interest in the Property.

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

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Fund's evaluation within 90 days prior to filing this Form 10-QSB, the Fund's director has concluded that the Fund's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Fund files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Fund's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)





PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

                (a) Exhibits

                    99.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 14, 2002         BOSTON FINANCIAL TAX CREDIT FUND VII,
                                  A LIMITED PARTNERSHIP


                                  By:  Arch Street VII, Inc.,
                                       its Managing General Partner


                                       /s/Jenny Netzer
                                       ------------------------------------
                                       Jenny Netzer
                                       Principal, Head of Housing and
                                       Community Investment

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)



I, Jenny Netzer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Boston Financial Tax Credit Fund VII:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalents functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                   /s/ Jenny Netzer
                                           -----------------------------------
                                           Jenny Netzer
                                           Principal, Head of Housing and
                                           Community Investment

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Boston Financial Tax Credit Fund VII ("the Fund") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.



                                  /s/ Jenny Netzer
                                  --------------------------------------
                                  Jenny Netzer
                                  Principal, Head of Housing and
                                  Community Investment

                                  Date:  November 14, 2002