Form 10QSB
period 2002-12-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2003-02-13
CIK 892342

February 14, 2003





Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

         Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended December 31, 2002 File Number 0-24584


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

For the quarterly period ended     December 31, 2002
                                -----------------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from                  to
                               ------------------ -----------------------------


                         Commission file number 0-24584

           Boston Financial Tax Credit Fund VII, A Limited Partnership
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Massachusetts                           04-3166203
---------------------------------------  ---------------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)



   101 Arch Street, Boston, Massachusetts                      02110-1106
---------------------------------------------       ---------------------------
  (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
                                                    ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - December 31, 2002                                  1

          Statements of Operations (Unaudited) - For the Three
               and Nine Months Ended December 31, 2002 and 2001                          2

          Statement of Changes in Partners' Equity (Deficiency)
               (Unaudited) - For the Nine Months Ended December 31, 2002                 3

          Statements of Cash Flows (Unaudited) -
               For the Nine Months Ended December 31, 2002 and 2001                      4

          Notes to the Financial Statements (Unaudited)                                  5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                             7

Item 3.   Controls and Procedures                                                       11

PART II - OTHER INFORMATION

Items 1-6                                                                               12

SIGNATURE                                                                               13

CERTIFICATIONS                                                                          14

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)


                                  BALANCE SHEET
                                December 31, 2002
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                          $   1,460,500
Marketable securities, at fair value                                                                     768,506
Investments in Local Limited Partnerships  (Note 1)                                                   16,147,019
Restricted cash                                                                                          242,583
Other assets                                                                                              11,214
                                                                                                   --------------
     Total Assets                                                                                  $  18,629,822
                                                                                                   ==============

Liabilities and Partners' Equity

Account payable to affiliates                                                                      $     111,323
Accrued expenses                                                                                          52,453
                                                                                                   --------------
     Total Liabilities                                                                                   163,776
                                                                                                   --------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                                                18,439,532
Net unrealized gains on marketable securities                                                             26,514
                                                                                                   --------------
     Total Partners' Equity                                                                           18,466,046
                                                                                                   --------------
     Total Liabilities and Partners' Equity                                                        $  18,629,822
                                                                                                   ==============


                 The accompanying notes are an integral part of
                          these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2002 and 2001
                                   (Unaudited)

                                             Three Months Ended                          Nine Months Ended
                                      December 31,         December 31,          December 31,        December 31,
                                          2002                 2001                  2002                2001
                                      -------------        -------------         -------------     ---------------

Revenue:
   Investment                         $      16,127        $      28,624         $      54,225     $        95,259
   Other                                          -               19,069                32,670              28,945
                                      -------------        -------------         -------------     ---------------
       Total Revenue                         16,127               47,693                86,895             124,204
                                      -------------        -------------         -------------     ---------------

Expenses:
   General and administrative
     (includes reimbursements
     to an affiliate in the amounts
     of $76,088 and $57,464 in 2002
     and 2001, respectively)                 52,407               49,521               182,822             163,126
   Asset management fee, affiliate           79,280               78,032               237,840             234,096
   Provision for valuation of advances
     to Local Limited Partnership               506              117,973               123,142             117,973
   Amortization                               7,655                8,023                22,966              22,967
                                      -------------        -------------         -------------     ---------------
       Total Expenses                       139,848              253,549               566,770             538,162
                                      -------------        -------------         -------------     ---------------

Loss before equity in losses
   of Local Limited Partnerships           (123,721)            (205,856)             (479,875)           (413,958)

Equity in losses of Local Limited
   Partnerships (Note 1)                   (849,740)            (437,673)           (1,758,823)         (1,372,077)
                                      -------------        -------------         -------------     ---------------

Net Loss                              $    (973,461)       $    (643,529)        $  (2,238,698)    $    (1,786,035)
                                      =============        =============         =============     ===============

Net Loss allocated:
   General Partners                   $      (9,735)       $      (6,435)        $     (22,387)    $       (17,860)
   Limited Partners                        (963,726)            (637,094)           (2,216,311)         (1,768,175)
                                      -------------        -------------         -------------     ---------------
                                      $    (973,461)       $    (643,529)        $  (2,238,698)    $    (1,786,035)
                                      =============        =============         =============     ===============
Net Loss per Limited
   Partner Unit (50,930 Units)        $      (18.93)       $      (12.51)        $      (43.52)    $        (34.72)
                                      =============        =============         =============     ===============

                 The accompanying notes are an integral part of
                          these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2002
                                   (Unaudited)


                                                       Initial       Investor           Net
                                       General         Limited        Limited       Unrealized
                                       Partners        Partner        Partners         Gains            Total
                                      -----------    -------------   -----------     ----------       ---------

Balance at March 31, 2002             $  (237,539)   $   5,000    $   20,910,769    $    20,452    $  20,698,682
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -          6,062            6,062
   Net Loss                               (22,387)           -        (2,216,311)             -       (2,238,698)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Income (Loss)               (22,387)           -        (2,216,311)         6,062       (2,232,636)
                                      -----------    ---------    --------------    -----------    -------------

Balance at December 31, 2002          $  (259,926)   $   5,000    $   18,694,458    $    26,514    $  18,466,046
                                      ===========    =========    ==============    ===========    =============


                 The accompanying notes are an integral part of
                          these financial statements.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2002 and 2001
                                   (Unaudited)


                                                                                      2002              2001
                                                                                  -------------    -------------

Net cash used for operating activities                                            $    (393,119)   $    (317,720)
                                                                                  -------------    -------------

Net cash provided by investing activities                                               660,316          599,821
                                                                                  -------------    -------------

Net increase in cash and cash equivalents                                               267,197          282,101

Cash and cash equivalents, beginning                                                  1,193,303          607,092
                                                                                  -------------    -------------
Cash and cash equivalents, ending                                                 $   1,460,500    $     889,193
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

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2002 and 2001.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2002:

Capital contributions and advances paid to Local Limited
   Partnerships and purchase price paid to withdrawing
   partners of Local Limited Partnerships                                                        $  40,051,925

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $6,399,455)                                        (22,941,126)

Cumulative cash distributions received from Local Limited
   Partnerships                                                                                     (1,650,204)
                                                                                                 -------------

Investments in Local Limited Partnerships before
   adjustments                                                                                      15,460,595

Excess of investment costs over the underlying net assets acquired:

   Acquisition fees and expenses                                                                     1,252,338

   Cumulative amortization of acquisition fees and expenses                                           (271,859)
                                                                                                 -------------

Investments in Local Limited Partnerships prior to reserve for
    valuation                                                                                       16,441,074

Reserve for valuation of investments in Local Limited Partnerships                                    (294,055)
                                                                                                 -------------

Investments in Local Limited Partnerships                                                        $  16,147,019
                                                                                                 =============

For the nine months ended December 31, 2002, the Fund advanced $123,942 to certain Local Limited Partnerships, all of which was reserved. In addition, $800 was reimbursed from a Local Limited Partnership.

The Fund has recorded a reserve for valuation for its investments in certain Local Limited Partnerships because there is evidence of non-temporary declines in the recoverable amounts of these investments.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)



1.   Investments in Local Limited Partnerships (continued)
     ----------------------------------------------------

The Fund's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2002 is $2,315,491. For the nine months ended December 31, 2002, the Partnership has not recognized $556,668 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

2.   Commitments

At December 31, 2002, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total approximately $406,000. Of this amount, the Fund has set aside approximately $148,000 in escrow for future capital contributions to one Local Limited Partnership.

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

Liquidity and Capital Resources

At December 31, 2002, the Fund had cash and cash equivalents of $1,460,500, as compared to $1,193,303 at March 31, 2002. This increase is primarily due to cash distributions received from Local Limited Partnerships and proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities. These increases are partially offset by cash used for operations and advances to Local Limited Partnerships.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2002, on a cash basis, approximately $2,229,000 of cash, cash equivalents and marketable securities has been designated as Reserves. As of December 31, 2002, net claims against these Reserves total approximately $316,000 making Reserves available after claims approximately $1,913,000.

To date, professional fees relating to various Property issues totaling approximately $128,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2002, the Fund has advanced approximately $294,000 to certain Local Limited Partnerships to fund operating deficits.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)
------------------------------------------

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $153,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

At December 31, 2002, the Fund has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $258,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2002, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2002.

Results of Operations

Three Month Period

The Fund's results of operations for the three months ended December 31, 2002 resulted in a net loss of $973,461, as compared to a net loss of $643,529 for the same period in 2001. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships partially offset by a decrease in provision for valuation of advances to Local Limited Partnerships.

Nine Month Period

The Fund's results of operations for the nine months ended December 31, 2002 resulted in a net loss of $2,238,698, as compared to a net loss of $1,786,035 for the same period in 2001. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships and a decrease in investment revenue.

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

Los Claveles II, located in Trujillo Alto, Puerto Rico, continues to perform poorly. The Property requires significant capital for maintenance and repair, and faces crime and security issues. The sister property to the subject ("Tower I"), which is not owned by the Fund, sat vacant for 18 months due to subsidy issues, making it very difficult to repair and occupy its units. In March 2002, the subsidy issue was resolved after a long negotiation with the United States Department of Housing and Urban Development. Since resolution of the subsidy issue at Tower I, occupancy at the Property has improved substantially. Despite these improvements, significant risks to the Fund remain. The Property continues to be in default of its first mortgage, which was restructured as part of a workout in 1999. Debt service payments were supposed to commence in November 2000; however none has been made to date, because turnaround efforts at Tower II were stalled for almost two years due to subsidy issues at Tower I. Although the loan is technically in default, the workout agreement contains a clause that obligates the lender to renegotiate the terms of the workout agreement in the event that the terms of the agreement are not met. Unfortunately, the negotiations have not yet provided a resolution to the issues that face the Property. The operating deficits are funded from the capital improvement reserve set up as part of the 1999 workout of the Property, which means that there is less money to conduct capital repairs as had been contemplated in the 1999 workout agreement. The Managing General Partner is concerned about the Property's long-term viability and is reviewing the Partnership's options with respect to its interest in the Property.

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, has been experiencing operating difficulties and has difficulties in achieving debt service coverage. As a result, the Local General Partner negotiated with the lender to reduce the interest rate on the current mortgage. During 2001, the Property successfully restructured its debt. However, the Property still struggles with a generally low quality tenant base and, as a result, rent collection and eviction issues continue to hamper operations. Currently, the Local General Partner is negotiating a restructuring of the second mortgage loan on the Property, which is held by the Illinois Housing Development Authority ("IHDA"). The Managing General Partner will review the proposal and its consent will be needed before the Local General Partner can agree to a workout with IHDA.

Operations at Oak Ridge, located in Macon, Georgia, continue to suffer primarily due to low occupancy and rental rates. The low occupancy is generally attributable to lack of public transportation near the site. The site manager has diligently worked to attract more tenants and decrease expenses. These efforts positively impacted Property operations as net operating income increased significantly during the past 12-18 months. However, the Property's net operating income is insufficient to meet debt service payments. The Local General Partner has advanced the funds necessary for the Property to stay current on its loan obligations. The Managing General Partner will continue to work closely with the management agent and Local General Partner to monitor Property operations and marketing efforts as well as to explore a potential loan workout with the lender.

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

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

               (a) Exhibits

                   99.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2002.

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2003    BOSTON FINANCIAL TAX CREDIT FUND VII,
                             A LIMITED PARTNERSHIP


                            By:   Arch Street VIII, Inc.,
                                  its Managing General Partner


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


Date:  February 14, 2003                /s/ Jenny Netzer
                                        -----------------------------------
                                        Jenny Netzer
                                        Principal, Head of Housing and
                                        Community Investment

                      BOSTON FINANCIAL TAX CREDIT FUND VII
                             (A Limited Partnership)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Boston Financial Tax Credit Fund VII (the "Fund") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                           Date:  February 14, 2003