Form 10KSB
period 2003-03-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2003-06-27
CIK 892342

June 27, 2003



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

       Boston Financial Tax Credit Fund VII, A Limited Partnership Annual Report on Form 10-KSB for the Year End March 31, 2003 File Number 0-24584

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

For the fiscal year end                   March 31, 2003
                        -------------------------------------------------------

                                                         OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from                      to
                               -------------           ------------------

                         Commission file number 0-24584

      Boston Financial Tax Credit Fund VII, A Limited Partnership
             (Exact name of registrant as specified in its charter)

              Massachusetts                                 04-3166203
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)

   101 Arch Street, Boston, Massachusetts                  02110-1106
---------------------------------------------        ---------------------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code        (617) 439-3911
                                                         --------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of each exchange on
          Title of each class                          which registered
          -------------------                   -----------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by non-affiliates of the registrant.
                                           $45,581,000 as of March 31, 2003
                                      --------------------------------

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

     "Estimated Use of Proceeds"                                        Part III, Item 12

     "Management Compensation and Fees"                                 Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
        Credits and Cash Distributions"                                 Part III, Item 12





           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                         FOR THE YEAR END MARCH 31, 2003


                                TABLE OF CONTENTS


                                                                           Page No.

PART I

     Item 1       Business                                                   K-3
     Item 2       Properties                                                 K-5
     Item 3       Legal Proceedings                                          K-10
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                           K-10

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                            K-10
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              K-10
     Item 7       Financial Statements and Supplementary Data                K-14
     Item 8       Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure                    K-14

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

CONTROLS AND PROCEDURES                                                      K-18
-----------------------

SIGNATURES                                                                   K-19
----------

CERTIFICATIONS                                                               K-20
--------------

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

Table A on the following page lists the Properties originally acquired by the Local Limited Partnerships in which the Fund has invested. Item 6 and Item 7 of this Report contain other significant information with respect to such Local Limited Partnerships. As required by applicable rules, the terms of the acquisition of each Local Limited Partnership interest have been described in a supplement to the Prospectus and collected in the post-effective amendment to the Registration Statement; such descriptions are incorporated herein by this reference.



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

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2003, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions to Local Limited Partnerships: (i) Oak Ridge Apartments, A Limited Partnership, Santa Fe Oaks Phase II, A Limited Partnership, Springwood Apartments, A Limited Partnership and St. Andrews Pointe Apartments, A Limited Partnership, representing 23.92%, have Flournoy Development Company and John Flournoy as Local General Partners; (ii) Woods Lane, A Limited Partnership, Crafton Place, A Limited Partnership and Fountain Lakes, A Limited Partnership, representing 16.92%, have Lindsey Management Company as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports reported on Forms 8-K, which are herein incorporated by reference.

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

The Fund is managed by Arch Street VIII, Inc., the Managing General Partner of the Fund. The other General Partner of the Fund is Arch Street VII Limited Partnership. The Fund, which does not have any employees, reimburses Lend Lease Real Estate Investments, Inc., ("Lend Lease") an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Fund is set forth in Item 9 of this Report.

Item 2.  Properties

The Fund owns limited partnership interests in nineteen Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood Apartments, which is 19.8%.

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







                                                Capital Contributions                  Mtge. loans                     Occupancy
Local Limited Partnership        Number       Total Committed      Paid Through        payable at                          at
Property Name                      of         at March 31,        March 31,            December 31,      Type of         March 31,
Property Location              Apt. Units         2003             2003                   2002          Subsidy*            2003
--------------------------------------     ------------------------------------ -   -----------------     -----------    -----------

Oak Ridge Apartments,
   A Limited Partnership
Oak Ridge
Macon, GA                        152         $2,870,245        $2,870,245                $3,907,845          None               79 %

Santa Fe Oaks Phase II,
   A Limited Partnership
Santa Fe Oaks II
Gainesville, FL                  129          2,698,586         2,698,586                 3,534,793          None               88%

Andrew's Pointe Limited
   Partnership
Andrew's Pointe
Burnsville, MN                    57          1,333,800         1,333,800                 2,171,548          None              100%

Palo Verde II, A Nevada
   Limited Partnership
Palo Verde II
Henderson, NV                     60          1,324,801         1,324,801                 1,033,793          None               97%

Woods Lane, A Limited
   Partnership
Woods Lane
Rogers, AR                       156          2,574,180         2,574,180                 3,155,822          None              100%

Crafton Place, A Limited
   Partnership
Crafton Place
Fayetteville, AR                  84          1,365,120         1,365,120                 1,577,926          None               99%





                                               Capital Contributions               Mtge. Loans                       Occupancy
Local Limited Partnership       Number      Total Committed     Paid Through        payable at                           at
Property Name                     of         at March 31,       March 31,         December 31,        Type of         March 31,
Property Location              Apt. Units        2003           2003                2002              Subsidy*          2003
-----------------------------------------    --------------     -------------------  ------------- --------------- --------------

Guardian Place
   Limited Partnership
Guardian Place
Richmond, VA                      120          2,174,390       2,174,390                2,885,796          None               99%

Twin Oaks Meadows Limited
   Dividend Housing Association
   Limited Partnership
Twin Oaks Meadows
Lansing, MI                        63          1,436,400       1,436,400                1,840,635          None               83%

Madera Sunrise Terrace
   Limited Partnership
Sunrise Terrace
Madera, CA                         52          1,523,196       1,523,196                  829,644          None               94%

Eden Park Limited
   Partnership
Wynmor
Brooklyn Park, MN                 324          5,527,758       5,527,758                 5,327,552          None               81%

Affordable Citrus Glen
   Limited Partnership
Citrus Glen
Orlando, FL                       176          4,581,360       4,581,360                 5,257,553          None               94%

St. Andrews Pointe Apartments,
A Limited Partnership
St. Andrews Pointe
Columbia, SC                      150          3,414,528       3,414,528                 4,434,807          None               95%





                                         Capital Contributions                    Mtge. Loans                        Occupancy
Local Limited Partnership      Number   Total Committed   Paid Through             payable at                           At
Property Name                    of     at March 31,       March 31,               December 31,       Type of         March 31,
Property Location            Apt. Units     2003           2003                       2002           Subsidy*            2003
------------------     ----------------------------------------------------     -----------        -------------- ----------------

Des Moines Street Associates
   Limited Partnership
Des Moines St. Village
Des Moines, IA                    42        1,083,996        1,083,996                 1,602,341        Section 8            93%

Fountain Lakes, A Limited
   Partnership
Fountain Lakes
Benton, AR                       180        2,854,593        2,854,593                 3,978,054          None               89%

Fairhaven Manor Limited
   Partnership
Fairhaven Manor
Burlington, WA                    40        1,232,020        1,232,020                   892,704          None               95%

Grand Boulevard Renaissance I
   Limited Partnership
Grand Boulevard Renaissance
Chicago, IL                       30        1,085,000          936,719                 1,831,423        Section 8            87%

Los Claveles, S.E. Limited
   Partnership
Los Claveles II
Trujilio Alto, PR                180        1,272,000        1,073,374                 9,512,354        Section 8            70%

Springwood Apartments,
   A Limited Partnership
Springwood
Tallahassee, FL                  113          624,805          624,805                 3,711,668          None               96%



                                              Capital Contributions                Mtge. loans                          Occupancy
Local Limited Partnership       Number    Total Committed   Paid Through            payable at                              at
Property Name                    of       at March 31,       March 31,             December 31,           Type of         March 31,
Property Location              Apt. Units     2003             2003                     2002             Subsidy*            2003
----------------------------------------- -------------- -----------------       -----------------     -----------    -------------

BHP/Harford Commons
   Limited Partnership
Harford Commons
Baltimore, MD                    30        1,187,000        1,128,000                1,736,092            None               90%
                               -----     ------------     ------------            -------------
                               2,138      $40,163,778      $39,757,871              $59,222,350
                               =====      ===========      ===========              ===========

* Section 8 This subsidy, which is authorized under Section 8 of Title II of the Housing and Community Development Act of 1974, allows qualified low-income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government.

                                      K-20
Two Local Limited Partnerships invested in by the Fund, Eden Park Limited Partnership and Affordable Citrus Glen Limited Partnership represent more than 10% of the total capital contributions made to Local Limited Partnerships by the Fund.

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

As of March 31, 2003, there were 2,421 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. For the years ended March 31, 2003 and 2002, no cash distributions were made.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------

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

Newly Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs"). VIEs are generally defined as entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest.

FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Fund will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Fund will hold a significant variable interest in, or have significant involvement with, an existing VIE. Pursuant to the transitional requirements of FIN 46, the guidance is effective as of the quarter beginning July 1, 2003. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46.

The Managing General Partner is still assessing the impacts of this interpretation. However, if a determination is made that the Local Limited Partnerships met the definition of a VIE, it is reasonably possible that the Fund will be considered the primary beneficiary of the Local Limited Partnerships and therefore would need to consolidate these entities beginning on July 1, 2003. The assets and liabilities of these entities at December 31, 2002 were approximately $80,686,000 and $66,612,000, respectively. While the Fund's exposure to loss is limited to its equity investment in the local limited partnerships, in the event that such entities are required to be consolidated by the Fund effective July 1, 2003, it is likely that cumulative unrecognized losses would need to be recorded by the Fund as of July 1, 2003. Cumulative unrecognized losses from these entities were approximately $6,598,000 at March 31, 2003.

Effective April 1, 2002, the Fund adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. Adoption of SFAS No. 144 did not have a significant effect on the Fund's financial statements.

Liquidity and capital resources

At March 31, 2003, the Fund had cash and cash equivalents of $1,535,666, as compared with $1,193,303 at March 31, 2002. This increase is primarily due to proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships. These increases are partially offset by cash used for operations and investments in and advances to Local Limited Partnerships.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2003, approximately $1,923,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $135,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2003, the Fund has advanced approximately $294,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $195,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

At March 31, 2003, the Fund has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $258,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2003, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash distributions

No cash distributions were made to Limited Partners in the two years ended March 31, 2003 and 2002. It is not expected that cash available for distribution, if any, will be significant during the 2003 calendar year. Based on the results of 2002 operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund because such amounts will be needed to fund Property operating costs. In addition, some of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

2003 versus 2002

The Fund's results of operations for the year end March 31, 2003 resulted in a net loss of $3,366,016 as compared to a net loss of $2,449,337 for the same period in 2002. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships. Equity in losses of Local Limited Partnerships increased primarily due to an increase in operating expenses at several of the Local Limited Partnerships.

Low-income housing tax credits

The 2002 and 2001 Tax Credits were $146.79 and $146.80 per Unit, respectively. The Tax Credits per Limited Partner stabilized in 1996 at approximately $147 per Unit. The Tax Credits were expected to be stable for about seven years subsequent to 1996 and then to decrease as certain Properties reach the end of the ten year Tax Credit period. However, because the Compliance Periods should extend significantly beyond the Tax Credit periods, the Fund is expected to retain most of its interests in the Local Limited Partnerships for the foreseeable future.

Property discussions

The Fund's investment portfolio consists of limited partnership interests in nineteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex. A majority of the Properties in which the Fund has an interest have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership. Also, the Managing General Partner, in the normal course of the Fund's business, may desire to dispose of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

Operations at Los Claveles II, located in Trujillio Alto, Puerto Rico, have recently improved. The sister property to the Property ("Tower I"), which is not owned by the Fund, remained vacant for 18 months due to subsidy issues, making it very difficult to repair and occupy units at the subject. In March 2002, the subsidy issue was resolved after a long negotiating period with the United States Department of Housing and Urban Development. Since resolution of the subsidy issue at Tower I, occupancy at the Property has improved substantially. Despite these improvements, significant risks to the Fund remain. The Property continues to be in default of its first mortgage, which was restructured as part of a workout in 1999. Debt service payments were supposed to commence in November 2000; however none has been made to date, because turnaround efforts at the Property were stalled for almost two years due to subsidy issues at Tower I. Although the loan is technically in default, the workout agreement contains a clause that obligates the lender to renegotiate the terms of the workout agreement in the event that the terms of the agreement are not met. Unfortunately, the negotiations have not yet concluded. The operating deficits are funded from the capital improvement reserve set up as part of the 1999 workout of the Property, which means that there is less money to conduct capital repairs as had been contemplated in the 1999 workout agreement. The Managing General Partner is concerned about the Property's long-term viability and is reviewing the Fund's options with respect to its interest in the Property.

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, has been experiencing operating difficulties and has difficulties in achieving debt service coverage. As a result, during 2001, the Local General Partner negotiated with the lender to reduce the interest rate on the current mortgage. However, the Property still struggles with a generally low quality tenant base and, as a result, rent collection and eviction issues continue to hamper operations. Currently, the Local General Partner is negotiating a restructuring of the second mortgage loan on the Property, which is held by the Illinois Housing Development Authority ("IHDA"). The Managing General Partner's consent will be needed before the Local General Partner can agree to a workout with IHDA.

Operations at Oak Ridge, located in Macon, Georgia, continue to suffer primarily due to low occupancy and rental rates. The low occupancy is generally attributable to a lack of public transportation near the site. Although net operating income increased significantly during each of the past two years, the Property's net operating income is insufficient to meet debt service payments. The Local General Partner has advanced the funds necessary for the Property to stay current on its loan obligations. The Managing General Partner will continue to work closely with the management agent and Local General Partner to monitor Property operations as well as to explore a potential loan workout with the lender.

Although operations at Palo Verde II, located in Henderson, Nevada, remain strong, the Local General Partner filed for bankruptcy protection and refused to send the Fund its priority cash distributions, representing a default under the terms of the Local Limited Partnership Agreement. An affiliate of the Managing General Partner has assumed the Local General Partner interest and is seeking an acceptable replacement Local General Partner.

Other Transactions

On May 15, 2003, MuniMae Midland announced its intention to acquire Lend Lease's Housing and Community Investing (HCI) business. The newly formed organization, MMA Financial, will combine HCI with MuniMae Midland, a provider of debt and equity financing solutions for the affordable housing market. The transaction remains subject to final due diligence, legal agreements and regulatory approvals with no guarantee that the acquisition will be completed. The two companies are targeting to complete the transaction by July 1, 2003.

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2003 and 2002.

Since some Properties benefit from some form of government assistance, the Fund is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, the Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that a Property or any portion thereof ceases to qualify for Tax Credits.

Certain Properties in which the Fund has invested are located in areas suffering from poor economic conditions. Such conditions could have an adverse effect on the rent or occupancy levels at such Properties. Nevertheless, the Managing General Partner believes that the generally high demand for below market rate housing will tend to negate such factors. However, no assurance can be given in this regard.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------------

None.
                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Fund is Arch Street VIII, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of Lend Lease. The Managing General Partner was incorporated in September 1992. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                              Position

Jenny Netzer               Principal, Head of Housing and Community Investment
Michael H. Gladstone       Principal, Member
Lauren M. Guillette        Principal, Member

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

Jenny Netzer, age 47, Principal, Head of Housing and Community Investment Group
- Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 46, Principal, Member - Mr. Gladstone is responsible for legal work in the areas of affordable and conventional housing and investment products and services. He joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University
(BA) and Cornell University (J.D. & MBA).

Lauren M. Guillette, age 38, Principal, Member - Ms. Guillette is responsible for legal work in the areas of affordable and conventional housing and investment products and services. She joined Lend Lease as a result of the Boston Financial acquisition, starting with Boston Financial in 1996 as the firm's Assistant General Counsel. Prior to joining Boston Financial, Ms. Guillette was associated with the law firm of Peabody & Brown where she practiced real estate syndication and securities law. Ms. Guillette is a graduate of McGill University (BA) and Suffolk University (J.D.).

Item 10.  Management Remuneration

Neither the directors nor officers of Arch Street VIII, Inc., nor the partners of Arch Street VII L.P., nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2003, the following is the only entity known to the Fund to be the beneficial owner of more than 5% of the Units outstanding:

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

Arch Street VII L.P. owns five (unregistered) Units not included in the Units sold to the public.

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

Item 12.  Certain Relationships and Related Transactions

The Fund was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid during the years ended March 31, 2003 and 2002 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions." Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the Fees paid and expense reimbursements made in the two years ended March 31, 2003 is presented as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Fund is required to pay certain fees to and reimburse expenses of the Managing General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. Commissions, fees and accountable expenses related to the sale of the Units totaling $6,304,898 were charged directly to Limited Partners' equity. In connection therewith, $4,329,050 of selling expenses and $1,975,848 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the Managing General Partner. In addition, the Fund has paid $50,000 in organization costs to an affiliate of the Managing General Partner. This cost has been included in the balance sheet. Total organization and offering expenses, exclusive of selling commissions and underwriting advisory fees, did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses were paid during the two years ended March 31, 2003.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Fund was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 6% of the Gross Proceeds. Acquisition expenses, which include legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses, totaled 1.5% of the Gross Proceeds. Acquisition fees totaling $3,055,800 for the closing of the Fund's Local Limited Partnership investments were paid to an affiliate of the Managing General Partner. Of this amount, approximately $2,567,000 is included as capital contributions to Local Limited Partnerships. Acquisition expenses totaling $763,950 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2003.

Asset management fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives 0.5% (annually adjusted by the CPI factor) of Gross Proceeds as the annual Asset Management Fee. Fees earned during the years ended March 31, 2003 and 2002 are as follows:

                                                2003             2002
                                          --------------    -------------

   Asset management fees                 $      319,023    $     313,377


Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable during the years ended March 31, 2003 and 2002 are as follows:

                                                       2003             2002
                                                 --------------    -------------

   Salaries and benefits expense reimbursements $      132,534    $      73,936

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Fund, Arch Street VIII, Inc. and Arch Street VII L.P.,receive 1% of cash distributions paid to partners. To date, the Fund has not paid any cash distributions to partners.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Lend Lease and its affiliates during the years ended March 31, 2003 and 2002 is presented in Note 5 to the Financial Statements.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

(b)      Exhibits

     99.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(c) Reports on Form 8-K

     No Reports on Form 8-K were filed during the year end March 31, 2003.

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Fund's evaluation within 120 days prior to filing this Form 10-KSB, the Fund's director has concluded that the Fund's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Fund files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

      By:  Arch Street VIII, Inc.
           its Managing General Partner


     By:   /s/Jenny Netzer                           Date:    June 27, 2003
           ---------------------------------------            -------------
           Jenny Netzer
           Principal, Head of Housing and
           Community Investment


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Fund and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                            Date:    June 27,  2003
           ---------------------------------------            --------------
           Jenny Netzer
           Director


     By:   /s/Michael H. Gladstone                    Date:   June 27, 2003
           -----------------------------                    --------------
           Michael H. Gladstone
           Director

I, Jenny Netzer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Boston Financial Tax Credit Fund VII:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 120 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalents functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  June 27, 2003              /s/ Jenny Netzer
                                  -----------------------------------
                                  Jenny Netzer
                                  Principal, Head of Housing and
                                  Community Investment

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Boston Financial Tax Credit Fund VII (the "Fund") on Form 10-KSB for the year ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.



                                  /s/ Jenny Netzer
                                  Jenny Netzer
                                  Principal, Head of Housing and
                                  Community Investment

                                   Date:  June 27, 2003

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

         ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2003
                                      INDEX


                                                                               Page No.


Report of Independent Accountants
   For the years ended March 31, 2003 and 2002                                   F-2

Financial Statements

   Balance Sheet - March 31, 2003                                                F-3

   Statements of Operations - For the years ended
     March 31, 2003 and 2002                                                     F-4

   Statements of Changes in Partners' Equity (Deficiency) -
     For the years ended March 31, 2003 and 2002                                 F-5

   Statements of Cash Flows - For the years ended
     March 31, 2003 and 2002                                                     F-6

   Notes to the Financial Statements                                             F-7




                        Report of Independent Accountants


To the Partners of
Boston Financial Tax Credits Fund VII, A Limited Partnership:


In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Tax Credits Fund VII, A Limited Partnership (the "Fund") as of March 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. The Fund accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Fund's investment in Local Limited Partnerships is stated at $15,167,615 at March 31, 2003, and the Fund's equity in earnings (losses) of Local Limited Partnerships is stated at $(2,722,550) and $(1,935,341) for the years ended March 31, 2003 and 2002, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Fund's financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

As described in Note 8, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as of April 1, 2002.


/s/PricewaterhouseCoopers LLP
June 24, 2003
Boston, Massachusetts

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                                  BALANCE SHEET
                                 MARCH 31, 2003




Assets

Cash and cash equivalents                                                                 $    1,535,666
Marketable securities, at fair value (Note 3)                                                    644,725
Restricted cash (Notes 4 and 6)                                                                  243,304
Investments in Local Limited Partnerships (Note 4)                                            15,167,615
Other assets                                                                                       7,959
                                                                                          --------------
     Total Assets                                                                         $   17,599,269
                                                                                          ==============


Liabilities and Partners' Equity

Due to affiliates (Notes 4 and 5)                                                         $      232,260
Accrued expenses                                                                                  34,180
                                                                                          --------------
     Total Liabilities                                                                           266,440
                                                                                          --------------

Commitments (Note 6)

General, Initial and Investor Limited Partners' Equity                                        17,312,214
Net unrealized gains on marketable securities                                                     20,615
                                                                                          --------------
     Total Partners' Equity                                                                   17,332,829
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $   17,599,269
                                                                                          ==============
The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2003 and 2002



                                                                                    2003                2002
                                                                                -------------      -------------
Revenue:
   Investment                                                                   $      66,812      $     119,899
   Other                                                                               32,670             30,495
                                                                                --------------       ------------
 Total Revenue                                                                         99,482            150,394
                                                                                -------------        ------------

Expenses:
   Asset management fees, affiliate (Note 5)                                          319,023            313,377
   General and administrative expenses (includes
     reimbursements to an affiliate in the amounts of
     $132,534 and $73,936 in 2003 and 2002, respectively)
      (Note 5)                                                                        270,161            202,417
   Provision for valuation of advances to
     Local Limited Partnerships (Note 4)                                              123,142            117,973
   Amortization                                                                        30,622             30,623
                                                                                -------------      -------------
       Total Expenses                                                                 742,948            664,390
                                                                                -------------      -------------

Loss before equity in losses of
   Local Limited Partnerships                                                        (643,466)          (513,996)

Equity in losses of
   Local Limited Partnerships (Note 4)                                             (2,722,550)        (1,935,341)
                                                                                -------------      -------------

Net Loss                                                                        $  (3,366,016)     $  (2,449,337)
                                                                                =============      =============

Net Loss allocated:
   General Partners                                                             $     (33,660)     $     (24,493)
   Limited Partners                                                                (3,332,356)        (2,424,844)
                                                                                -------------      -------------
                                                                                $  (3,366,016)     $  (2,449,337)
                                                                                =============      =============
Net Loss per Limited Partner Unit
   (50,930 Units)                                                               $     (65.43)      $     (47.61)
                                                                                ============       ============


The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2003 and 2002



                                                       Initial       Investor           Net
                                       General         Limited        Limited       Unrealized
                                       Partners        Partner        Partners         Gains            Total
                                      -----------    -------------   -----------     ----------       ---------

Balance at March 31, 2001             $  (213,046)   $   5,000    $   23,335,613    $    24,952    $  23,152,519
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -         (4,500)          (4,500)
     Net Loss                             (24,493)           -        (2,424,844)             -       (2,449,337)
                                       -----------    --------     --------------    -----------   -------------
Comprehensive Loss                        (24,493)           -        (2,424,844)        (4,500)      (2,453,837)
                                      -----------    ---------    --------------    -----------    -------------

Balance at March 31, 2002                (237,539)       5,000        20,910,769         20,452       20,698,682
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -            163              163
     Net Loss                             (33,660)           -        (3,332,356)             -       (3,366,016)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Income (Loss)               (33,660)           -        (3,332,356)           163       (3,365,853)
                                      -----------    ---------    --------------    -----------    -------------

Balance at March 31, 2003             $  (271,199)   $   5,000    $   17,578,413    $    20,615    $  17,332,829
                                      ===========    =========    ==============    ===========    =============




The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2003 and 2002



                                                                                    2003              2002
                                                                                -------------    -------------
Cash flows from operating activities:
   Net Loss                                                                     $  (3,366,016)   $  (2,449,337)
   Adjustments to reconcile net loss
     to net cash used for operating activities:
     Equity in losses of Local Limited Partnerships                                 2,722,550        1,935,341
     Provision for valuation of advances to
       Local Limited Partnerships                                                     123,142          117,973
     Amortization                                                                      30,622           30,623
     Net gain on sales of marketable securities                                         (918)           (4,559)
     Increase (decrease) in cash arising from
     changes in operating assets and liabilities:
       Restricted cash                                                                 10,664           44,104
       Other assets                                                                     8,017           10,740
       Due to affiliates                                                               28,864            4,844
       Accrued expenses                                                                (1,320)         (34,498)
                                                                                -------------    -------------
Net cash used for operating activities                                               (444,395)        (344,769)
                                                                                -------------    -------------

Cash flows from investing activities:
   Investments in Local Limited Partnerships                                         (165,000)         (53,718)
   Advances to Local Limited Partnerships                                            (123,142)        (117,973)
   Purchases of marketable securities                                                (900,193)        (900,589)
   Proceeds from sales and maturities
     of marketable securities                                                       1,700,897        1,594,146
   Cash distributions received from Local
     Limited Partnerships                                                             274,196          409,114
                                                                                -------------    -------------
Net cash provided by investing activities                                             786,758          930,980
                                                                                -------------    -------------

Net increase in cash and cash equivalents                                             342,363          586,211

Cash and cash equivalents, beginning                                                1,193,303          607,092
                                                                                -------------    -------------

Cash and cash equivalents, ending                                               $   1,535,666    $   1,193,303
                                                                                =============    =============


The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Tax Credit Fund VII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes which are eligible for low income housing tax credits which may be applied against the federal income tax liability of an investor. The Fund's objective are to: (i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; ii) provide limited cash distributions from the operations of apartment complexes and; iii) preserve and protect the Fund's capital. Arch Street VIII, Inc., a Massachusetts corporation is the Managing General Partner of the Fund. Arch Street VII Limited Partnership, a Massachusetts limited partnership, whose general partner consists of Arch Street, Inc., is also a General Partner. Both the Managing General Partner and Arch Street VII, L.P. are affiliates of Lend Lease Real Estate Investments, Inc. ("Lend Lease"). The fiscal year of the Fund ends on March 31.

The Partnership Agreement authorizes the sale of up to 100,000 Units of limited partnership interest ("Units") at $1,000 per Unit. In total, the Fund received $50,930,000 of capital contributions from investors admitted as Limited Partners for 50,930 Units. On November 30, 1993, the Fund held its final investor closing.

Under the terms of the Partnership Agreement, the Fund originally designated 5% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time as it deems appropriate. At March 31, 2003, the Managing General Partner has designated approximately $1,923,000 of cash, cash equivalents and marketable securities as such Reserve.

Generally, profits, losses, tax credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partner. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partner after certain priority payments. The General Partner has an obligation to fund deficits in its capital account, subject to limits set forth in the Partnership Agreement.

2.   Significant Accounting Policies

Cash Equivalents

Cash equivalents represent short-term, highly liquid instruments with original maturities of 90 days or less. At times, cash and cash equivalents exceed federally insurable limits. The Fund mitigates this risk by investing in major financial institutions.

Marketable Securities

The Fund's investments in securities are classified as "Available for Sale" securities and reported at fair value as reported by the brokerage firm at which the securities are held. All marketable securities have fixed maturities. Realized gains or losses from sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate component of partners' equity.

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

Investments in Local Limited Partnerships (continued)

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

The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Fund as such credits are allocated to partners for use in offsetting their Federal income tax liability.

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

The General Partners have decided to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2002 and 2001.

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

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


3.   Marketable Securities

A summary of marketable securities is as follows:
                                                                 Gross           Gross
                                                              Unrealized     Unrealized        Fair
                                                Cost             Gains         Losses          Value
Debt securities issued by
   the US Treasury and other
   US government corporations
   and agencies                              $     599,173    $    19,348    $        -     $    618,521

Mortgage backed securities                          24,937          1,267              -          26,204
                                             -------------    ------------   -----------    -------------

Marketable securities at
   March 31, 2003                            $     624,110    $    20,615    $         -    $    644,725
                                             =============    ===========    ===========    =============

The contractual maturities at March 31, 2003 are as follows:
                                                                                                Fair
                                                                            Cost                Value

Due in less than one year                                               $    499,486        $    514,771
Due in one to five years                                                      99,687             103,750
Mortgage backed securities                                                    24,937              26,204
                                                                        ------------        ------------
                                                                        $    624,110        $    644,725
                                                                        ============        ============

Actual maturities for asset backed securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the maturities of marketable securities were approximately $1,600,000 and $1,594,000 during the fiscal years ended March 31, 2003 and 2002, respectively. Proceeds from the sales of Marketable securities were approximately $101,000 during the year ended March 31, 2003. Included in investment income are gross gains of $3,482 and $4,712 and gross losses of $2,564 and $153 that were realized on the sales during the years ended March 31, 2003 and 2002, respectively.

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

The following is a summary of investments in Local Limited Partnerships at March 31, 2003:

Capital contributions and advances paid to Local Limited
   Partnerships and purchase price paid to withdrawing
   partners of Local Limited Partnerships                                                      $    40,051,925

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $6,597,931)                                        (23,904,853)

Cumulative cash distributions received from Local Limited Partnerships                              (1,658,225)
                                                                                               ---------------

Investments in Local Limited Partnerships before adjustments                                        14,488,847

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                     1,252,338

   Cumulative amortization of acquisition fees and expenses                                           (279,515)
                                                                                               ---------------

Investments in Local Limited Partnerships before reserve for valuation                              15,461,670

Reserve for valuation of investments in Local Limited Partnerships                                    (294,055)
                                                                                               ---------------

Investments in Local Limited Partnerships                                                      $    15,167,615
                                                                                               ===============

For the year ended March 31, 2003, the Fund advanced $123,142 to two of the Local Limited Partnerships, all of which was reserved. The Fund has recorded a reserve for valuation for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

4. Investments in Local Limited Partnerships (continued)

Summarized financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2002 and 2001 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                 2002                  2001
                                                                           ---------------       ---------------
Assets:
   Investment property, net                                                $    74,921,494       $    77,922,494
   Other assets                                                                  5,764,046             6,748,458
                                                                           ---------------       ---------------
Total Assets                                                               $    80,685,540       $    84,670,952
                                                                           ===============       ===============

Liabilities and Partners' Equity:
   Mortgage notes payable                                                  $    59,222,350       $    59,821,045
   Other debt                                                                    7,389,209             6,533,370
                                                                           ---------------       ---------------
     Total Liabilities                                                          66,611,559            66,354,415
                                                                           ---------------       ---------------

Fund's equity                                                                    7,362,019            11,007,888
Other partners' equity                                                           6,711,962             7,308,649
                                                                           ---------------       ---------------
     Total Partners' Equity                                                     14,073,981            18,316,537
                                                                           ---------------       ---------------
       Total Liabilities and Partners' Equity                              $    80,685,540       $    84,670,952
                                                                           ===============       ===============

Summarized Statements of Operations -
for the years ended December 31,
                                                                                 2002                  2001
                                                                           ---------------       ---------------

Rental and other revenue                                                   $    13,383,988       $    13,467,137
                                                                           ---------------       ---------------

Expenses:
   Operating                                                                     8,746,838             8,103,335
   Interest                                                                      4,388,366             4,475,951
   Depreciation and amortization                                                 3,940,804             3,964,683
                                                                           ---------------       ---------------
       Total Expenses                                                           17,076,008            16,543,969
                                                                           ---------------       ---------------

Net Loss                                                                   $    (3,692,020)      $    (3,076,832)
                                                                           ===============       ===============

Fund's share of Net Loss                                                   $    (3,477,694)      $    (2,826,637)
                                                                           ===============       ===============
Other partners' share of Net Loss                                          $      (214,326)      $      (250,195)
                                                                           ===============       ===============

For the years ended March 31, 2003 and 2002, the Fund has not recognized $755,144 and $891,296, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

4. Investments in Local Limited Partnerships (continued)

The Fund's equity as reflected by the Local Limited Partnerships of $7,362,019 differs from the Fund's investments in Local Limited Partnerships before adjustments of $14,488,847 primarily because of cumulative unrecognized losses as described above and the Fund has included advances in investments in Local Limited Partnerships.

The Fund has set aside in an escrow account future capital contributions related to its investment in one Local Limited Partnership. Interest earned on this deposit is payable to the Local General Partner. As of March 31, 2003, $95,023 of interest due to this Local General Partner is included in due to affiliates.

5.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of 0.50% (annually adjusted by the CPI factor) of Gross Proceeds as the annual Asset Management Fee for administering the affairs of the Fund. Asset Management Fees of $319,023 and $313,377 have been expensed in the years ended March 31, 2003 and 2002, respectively. Included in due to affiliates at March 31, 2003 is $81,184 of Asset Management Fees. During the years ended March 31, 2003 and 2002, $317,120 and $312,128, respectively, were paid out of available cash flow to an affiliate of the Managing General Partner for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2003 and 2002 is $132,534 and $73,936, respectively, that the Fund has incurred for these expenses. As of March 31, 2003 $56,053 is payable to an affiliate of the General Partner for salaries and benefits.

6.   Commitments

At March 31, 2003, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total approximately $406,000. Of this amount, the Fund has set aside $148,281 in escrow for future capital contributions to one Local Limited Partnership.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

7.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2003 and 2002 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2002 and 2001:

                                                                                  2003             2002
                                                                             -------------     -------------

Net Loss per financial statements                                            $  (3,366,016)    $  (2,449,337)

Equity in losses of Local Limited Partnerships for financial reporting (tax)
   purposes in excess of equity in losses for tax
   (financial reporting) purposes                                               (1,202,283)        2,976,394

Equity in losses of Local Limited Partnerships not
   recognized for financial reporting purposes                                    (755,144)         (891,296)

Adjustment to reflect March 31 fiscal year end
   to December 31 tax year end                                                      63,553           (11,851)

Provision for valuation of advances to Local Limited
   Partnerships not deductible for tax purposes                                    123,142           117,973

Amortization for tax purposes in excess of
   amortization for financial reporting purposes                                   (14,918)          (14,917)
                                                                             -------------     -------------

Net Loss per tax return                                                      $  (5,151,666)    $    (273,034)
                                                                             =============     =============

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2003 and December 31, 2002, respectively are as follows:

                                                     Financial
                                                      Reporting                Tax
                                                      Purposes                Purposes          Differences
Investments in Local Limited Partnerships          $  15,167,615           $  11,963,627       $   3,203,988
                                                   =============           =============       ==============
Other assets                                       $   2,431,654           $   8,761,190       $  (6,329,536)
                                                   =============           =============       ==============
Liabilities                                        $     266,440           $     163,775       $     102,665
                                                   =============           =============       =============

The differences in assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $3,323,000 more than for financial reporting purposes, including approximately $6,598,000 of losses the Fund has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceeded its total investment;
(ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $95,000; (iii) approximately $8,000 of cash distributions received from Local Limited Partnerships were received during the three months ended March 31, 2003 and; (iv) organizational and offering costs of approximately $6,305,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

8.       Newly Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs"). VIEs are generally defined as entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest.

FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Fund will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Fund will hold a significant variable interest in, or have significant involvement with, an existing VIE. Pursuant to the transitional requirements of FIN 46, the guidance is effective as of the quarter beginning July 1, 2003. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46.

The Managing General Partner is still assessing the impacts of this interpretation. However, if a determination is made that the Local Limited Partnerships met the definition of a VIE, it is reasonably possible that the Fund will be considered the primary beneficiary of the Local Limited Partnerships and therefore would need to consolidate these entities beginning on July 1, 2003. The assets and liabilities of these entities at December 31, 2002 were approximately $80,686,000 and $66,612,000, respectively. While the Fund's exposure to loss is limited to its equity investment in the local limited partnerships, in the event that such entities are required to be consolidated by the Fund effective July 1, 2003, it is likely that cumulative unrecognized losses would need to be recorded by the Fund as of July 1, 2003. Cumulative unrecognized losses from these entities were approximately $6,598,000 at March 31, 2003.

Effective April 1, 2002, the Fund adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. Adoption of SFAS No. 144 did not have a significant effect on the Fund's financial statements.