Form 10QSB
period 2003-06-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2003-08-13
CIK 892342

August 14, 2003




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended June 30, 2003
       File Number 0-24584


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

For the quarterly period ended                 June 30, 2003
                                       OR

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
                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - June 30, 2003                                       1

          Statements of Operations (Unaudited) -
               For the Three Months Ended June 30, 2003 and 2002                          2

          Statement of Changes in Partners' Equity (Deficiency)
               (Unaudited) - For the Three Months Ended June 30, 2003                     3

          Statements of Cash Flows (Unaudited) -
               For the Three Months Ended June 30, 2003 and 2002                          4

          Notes to the Financial Statements (Unaudited)                                   5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                              7

Item 3.    Controls and Procedures                                                       11

PART II - OTHER INFORMATION

Items 1-6                                                                                12

SIGNATURE                                                                                13



           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                                  BALANCE SHEET
                                  June 30, 2003
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                 $    1,279,893
Restricted cash                                                                                  243,995
Marketable securities, at fair value                                                             629,004
Investments in Local Limited Partnerships (Note 1)                                            14,516,188
Other assets                                                                                       8,029
     Total Assets                                                                         $   16,677,109

Liabilities and Partners' Equity

Due to affiliates                                                                         $      106,188
Accrued expenses                                                                                  28,736
     Total Liabilities                                                                           134,924

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                                        16,526,744
Net unrealized gains on marketable securities                                                     15,441
     Total Partners' Equity                                                                   16,542,185
     Total Liabilities and Partners' Equity                                               $   16,677,109


The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)



                                                                                       2003             2002
Revenue:
   Investment                                                                     $      11,813    $      20,915
   Other                                                                                 30,000           32,570
Total Revenue                                                                            41,813           53,485

Expenses:
   Asset management fees, affiliate                                                      81,183           79,280
   Provision for valuation of advances to
     Local Limited Partnerships                                                         140,938          123,436
   General and administrative expenses (includes
     reimbursements to an affiliate in the amounts of
     $30,199 and  $37,916, in 2003 and 2002, respectively)                               61,358           64,961
   Amortization                                                                           7,656            7,656
       Total Expenses                                                                   291,135          275,333

Loss before equity in losses of Local Limited Partnerships                             (249,322)        (221,848)

Equity in losses of  Local Limited Partnerships (Note 1)                               (536,148)        (668,982)

Net Loss                                                                          $    (785,470)   $    (890,830)

Net Loss allocated:
   General Partners                                                               $      (7,855)   $      (8,908)
   Limited Partners                                                                    (777,615)        (881,922)
                                                                                  $    (785,470)   $    (890,830)
Net Loss per Limited Partner Unit
   (50,930 Units)                                                                 $      (15.27)   $     (17.32)


The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2003
                                   (Unaudited)



                                                       Initial       Investor           Net
                                       General         Limited        Limited       Unrealized
                                       Partners        Partner       Partners         Gains            Total

Balance at March 31, 2003             $  (271,199)   $   5,000    $   17,578,413    $    20,615    $  17,332,829

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -         (5,174)          (5,174)
   Net Loss                                (7,855)           -          (777,615)             -         (785,470)
Comprehensive Loss                         (7,855)           -          (777,615)        (5,174)        (790,644)

Balance at June 30, 2003              $  (279,054)   $   5,000    $   16,800,798    $    15,441    $  16,542,185


The accompanying notes are an integral part of these financial statements.

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2003 and 2002
                                   (Unaudited)



                                                                                      2003               2002

Net cash used for operating activities                                            $    (233,157)   $    (176,874)

Net cash provided by (used for) investing activities                                    (22,616)         272,732
Net increase (decrease) in cash and cash equivalents                                   (255,773)          95,858

Cash and cash equivalents, beginning                                                  1,535,666        1,193,303

Cash and cash equivalents, ending                                                 $   1,279,893    $   1,289,161




The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-KSB for the year ended March 31, 2003. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2003 and 2002.

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

The following is a summary of investments in Local Limited Partnerships at June 30, 2003:

Capital contributions and advances paid to Local Limited
     Partnerships and purchase price paid to withdrawing
     partners of Local Limited Partnerships                                                    $  40,192,863

Cumulative equity in losses of Local Limited Partnerships
     (excluding cumulative unrecognized losses of $6,759,070)                                    (24,441,001)
Cumulative cash distributions received from Local Limited Partnerships                            (1,765,848)

Investments in Local Limited Partnerships before adjustments                                      13,986,014

Excess investment costs over the underlying assets acquired:

     Acquisition fees and expenses                                                                 1,252,338

     Cumulative amortization of acquisition fees and expenses                                       (287,171)

Investments in Local Limited Partnerships before reserve for valuation                            14,951,181

Reserve for valuation of investments in Local Limited Partnerships                                  (434,993)

Investments in Local Limited Partnerships                                                      $  14,516,188


For the period ended June 30, 2003, the Fund advanced $140,938 to two of the Local Limited Partnerships, all of which was reserved. The Fund has recorded a reserve for valuation for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

         BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                   (Unaudited)



1. Investments in Local Limited Partnerships (continued)

The Fund's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2003 is $697,287. For the three months ended June 30, 2003, the Fund has not recognized $161,139 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

2.   Commitments

At June 30, 2003, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total approximately $406,000. Of this amount, the Fund has set aside approximately $148,000 in escrow for future capital contributions to one Local Limited Partnership.

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

Liquidity and Capital Resources

At June 30, 2003, the Fund had cash and cash equivalents of $1,279,893, compared with $1,535,666 at March 31, 2003. This decrease is primarily due to advances made to certain Local Limited Partnerships during the quarter ended June 30, 2003.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2003, approximately $1,651,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $142,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2003, the Fund has advanced approximately $435,000 to Local Limited Partnerships to fund operating deficits.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $318,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.


At June 30, 2003, the Fund has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $258,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2003, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

Cash Distributions

No cash distributions were made during the three months ended June 30, 2003.

Results of Operations

The Fund's results of operations for the three months ended June 30, 2003 resulted in a net loss of $785,470, as compared to a net loss of $890,830 for the same period in 2002. The decrease in net loss is primary attributable to a decreases in equity in losses of Local Limited Partnerships and an increase in provision for valuation of advances to Local Limited Partnerships due to certain properties requiring additional operating funds.

Portfolio Update

The Fund's investment portfolio consists of limited partnership interests in nineteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,281 per Limited Partner Unit. The Managing General Partner estimates that the Fund will generate Tax Credits of approximately $132, $65 and $10 per Unit during 2003, 2004 and 2005, respectively. In the aggregate, actual and estimated Tax Credits will enable the Fund to meet the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set aside requirements for at least 15 years from the date the property is completed (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2006 and continuing through 2010, the Compliance Period of the nineteen Properties in which the Fund has an interest will expire. It is unlikely that the Managing General Partner will be able to dispose of the Fund's Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions

A majority of the Properties in which the Fund has an interest have stabilized operations and operate above break-even. A few Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or
iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

Operations at Los Claveles II, located in Trujillio Alto, Puerto Rico, have recently improved. The sister property to the Property ("Tower I"), which is not owned by the Fund, remained vacant for 18 months due to subsidy issues, making it very difficult to repair and occupy units at the subject. In March 2002, the subsidy issue was resolved after a long negotiating period with the United States Department of Housing and Urban Development. Since resolution of the subsidy issue at Tower I, occupancy at the Property has improved substantially. Despite these improvements, significant risks to the Fund remain. The Property continues to be in default of its first mortgage, which was restructured as part of a workout in 1999. Debt service payments were supposed to commence in November 2000 but were delayed until July 2003 because turnaround efforts at the Property were stalled for almost two years due to subsidy issues at Tower I. Although the loan is technically in default, the workout agreement contains a clause that obligates the lender to renegotiate the terms of the workout agreement in the event that the terms of the agreement are not met. Unfortunately, the negotiations have not yet concluded. Operating deficits are funded from the capital improvement reserve set up as part of the 1999 workout of the Property, which means that there is less money to conduct capital repairs as had been contemplated in the 1999 workout agreement. The Managing General Partner, concerned about the Property's long-term viability, signed an agreement with the Local General Partner whereby the Fund would pay its remaining capital commitment of $350,000 and release Fund Reserves of approximately $50,000 in exchange for an exit option which would allow the Fund to put its interest to the Local General Partner at any time for $10,000. In addition, the Local General Partner has the right, subsequent to the expiration of the Compliance Period on December 31, 2008, to call the Fund's interest for a price of $10,000. As part of the agreement, the Local General Partner is providing an operating guarantee in the form of a Local General Partner indemnification of any loss of Fund Tax Credits or any recapture of Tax Credits through the end of the Compliance Period. This agreement was executed on December 20, 2002.

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, has been experiencing operating difficulties and has difficulties in achieving debt service coverage. As a result, during 2001, the Local General Partner negotiated with the lender to reduce the interest rate on the current mortgage. However, the Property still struggles with a generally low quality tenant base, and as a result, rent collection and eviction issues continue to hamper operations. Currently, the Local General Partner is negotiating a restructuring of the second mortgage loan on the Property, which is held by the Illinois Housing Development Authority ("IHDA"). The Managing General Partner's consent will be needed before the Local General Partner can agree to a workout with IHDA. The Property remains current on its loan obligations.

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

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Fund's evaluation as of the end of the period covered by this report, the Fund's director has concluded that the Fund's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Fund files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Fund's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP




PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

(a)      Exhibits

         31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2003.

 BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14,  2003            BOSTON FINANCIAL TAX CREDIT FUND VII,
                                    A LIMITED PARTNERSHIP


                                    By:   Arch Street VII, Inc.,
                                    its Managing General Partner


                                    /s/Jenny Netzer
                                    Jenny Netzer
                                    Executive Vice President
                                    MMA Financial, LLC