Form 10QSB
period 2003-09-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2003-11-13
CIK 892342

November 14, 2003




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended September 30, 2003 File Number 0-24584


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

For the quarterly period ended                  September 30, 2003
                                       -------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                      to
                               -------------------


  Commission file number 0-24584

      Boston Financial Tax Credit Fund VII, A Limited Partnership
     (Exact name of registrant as specified in its charter)


                   Massachusetts               04-3166203
 ----------------------------------------  -----------------------------------
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                  02110-1106
---------------------------------------------           ------------------
  (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911
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

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2003                                   1

         Statements of Operations (Unaudited) - For the Three and Six
           Months Ended September 30, 2003 and 2002                                       2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Six Months Ended September 30, 2003                      3

         Statements of Cash Flows (Unaudited) -
           For the Six Months Ended September 30, 2003 and 2002                           4

         Notes to the Financial Statements (Unaudited)                                    5

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                  7

Item 3.    Controls and Procedures                                                       11

PART II - OTHER INFORMATION

Items 1-6                                                                                12

SIGNATURE                                                                                13



           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                                  BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                 $    1,175,286
Restricted cash (Note 2)                                                                         244,530
Marketable securities, at fair value                                                             623,004
Investments in Local Limited Partnerships (Note 1)                                            13,780,199
Other assets                                                                                       7,636
                                                                                          --------------
     Total Assets                                                                         $   15,830,655
                                                                                          ==============

Liabilities and Partners' Equity

Due to affiliates                                                                         $      177,432
Accrued expenses                                                                                  39,862
                                                                                          --------------
     Total Liabilities                                                                           217,294
                                                                                          --------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                                        15,603,869
Net unrealized gains on marketable securities                                                      9,492
                                                                                          --------------
     Total Partners' Equity                                                                   15,613,361
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $   15,830,655
                                                                                          ==============
The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2003 and 2002
                                   (Unaudited)


                                             Three Months Ended                          Six Months Ended
                                      September 30,        September 30,         September 30,       September 30,
                                          2003                 2002                  2003                2002
                                      -------------        -------------         -------------     ---------------

Revenue:
   Investment                         $      10,310        $      17,183         $      22,123     $        38,098
   Other                                          -                  100                30,000              32,670
                                      -------------        -------------         -------------     ---------------
       Total Revenue                         10,310               17,283                52,123              70,768
                                      -------------        -------------         -------------     ---------------

Expenses:
   Asset management fee, affiliate           81,183               79,280               162,366             158,560
   Provision for valuation of advances
     to Local Limited Partnerships,
     net of recovery                         (1,444)                (800)              139,494             122,636
   General and administrative
     (includes reimbursements
     to an affiliate in the amounts
     of $60,421 and $65,592 in 2003
     and 2002, respectively)                 37,866               65,454                99,224             130,415
   Amortization                               7,655                7,655                15,311              15,311
                                      -------------        -------------         -------------     ---------------
       Total Expenses                       125,260              151,589               416,395             426,922
                                      -------------        -------------         -------------     ---------------

Loss before equity in losses
   of Local Limited Partnerships           (114,950)            (134,306)             (364,272)           (356,154)

Equity in losses of Local Limited
   Partnerships (Note 1)                   (807,925)            (240,101)           (1,344,073)           (909,083)
                                      -------------        -------------         -------------     ---------------

Net Loss                              $    (922,875)       $    (374,407)        $  (1,708,345)    $    (1,265,237)
                                      =============        =============         =============     ===============

Net Loss allocated:
   General Partners                   $      (9,229)       $      (3,744)        $     (17,083)    $       (12,652)
   Limited Partners                        (913,646)            (370,663)           (1,691,262)         (1,252,585)
                                      -------------        -------------         -------------     ---------------
                                      $    (922,875)       $    (374,407)        $  (1,708,345)    $    (1,265,237)
                                      =============        =============         =============     ===============
Net Loss per Limited
Partner Unit (50,930 Units)           $      (17.94)       $       (7.27)        $      (33.21)    $        (24.59)
                                      =============        =============         =============     ===============



The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2003
                                   (Unaudited)



                                                       Initial       Investor         Net
                                       General         Limited      Limited       Unrealized
                                       Partners        Partner      Partners         Gains            Total
                                      -----------    -------------  -----------     ----------       ---------

Balance at March 31, 2003             $  (271,199)   $   5,000    $   17,578,413    $    20,615    $  17,332,829
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -        (11,123)         (11,123)
   Net Loss                               (17,083)           -        (1,691,262)             -       (1,708,345)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Loss                        (17,083)           -        (1,691,262)       (11,123)      (1,719,468)
                                      -----------    ---------    --------------    -----------    -------------

Balance at September 30, 2003         $  (288,282)   $   5,000    $   15,887,151    $     9,492    $  15,613,361
                                      ===========    =========    ==============    ===========    =============

The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2003 and 2002
                                   (Unaudited)



                                                                                      2003               2002
                                                                                  -------------    -------------

Net cash used for operating activities                                            $    (259,669)   $    (221,036)

Net cash used for investing activities                                                 (100,711)        (144,926)
                                                                                  -------------    -------------

Net decrease in cash and cash equivalents                                              (360,380)        (365,962)

Cash and cash equivalents, beginning                                                  1,535,666        1,193,303
                                                                                  -------------    -------------
Cash and cash equivalents, ending                                                 $   1,175,286    $     827,341
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

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2003 and 2002.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2003:

Capital contributions and advances paid to Local Limited
     Partnerships and purchase price paid to withdrawing
     partners of Local Limited Partnerships                                                    $  40,391,419

Cumulative equity in losses of Local Limited Partnerships
     (excluding cumulative unrecognized losses of $6,730,389)                                    (25,248,926)

Cumulative cash distributions received from Local Limited Partnerships                            (1,886,257)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustments                                      13,256,236

Excess investment costs over the underlying assets acquired:

     Acquisition fees and expenses                                                                 1,252,338

     Cumulative amortization of acquisition fees and expenses                                       (294,826)
                                                                                               -------------

Investments in Local Limited Partnerships before reserve for valuation                            14,213,748

Reserve for valuation of investments in Local Limited Partnerships                                  (433,549)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $  13,780,199
                                                                                               =============

For the six months ended September 30, 2003, the Fund advanced, net of repayments, $139,494 to two of the Local Limited Partnerships, all of which was reserved. The Fund has recorded a reserve for valuation for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                   (Unaudited)



1. Investments in Local Limited Partnerships (continued)

The Fund's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2003 is $1,476,531. For the six months ended September 30, 2003, the Fund has not recognized $132,458 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

2.   Commitments

At September 30, 2003, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total approximately $206,000. Of this amount, the Fund has set aside approximately $148,000 in escrow for future capital contributions to one Local Limited Partnership.

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

Accounting Policies

The Fund's accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

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

Liquidity and Capital Resources

At September 30, 2003, the Fund had cash and cash equivalents of $1,175,286, compared with $1,535,666 at March 31, 2003. This decrease is primarily due to advances and capital contributions made to certain Local Limited Partnerships during the period ended September 30, 2003.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2003, $1,798,290 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $120,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2003, the Fund has advanced approximately $434,000 to Local Limited Partnerships to fund operating deficits.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $252,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.


At September 30, 2003, the Fund has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $58,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2003, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

Cash Distributions

No cash distributions were made during the six months ended September 30, 2003.

Results of Operations

Three Month Period

The Fund's results of operations for the three months ended September 30, 2003 resulted in a net loss of $922,875, as compared to a net loss of $374,407 for the same period in 2002. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships, partially offset by a decrease in general and administrative expense. Equity in losses of Local Limited Partnerships increased between years due to an increase in losses of Local Limited partnerships recognized by the Partnership as a result of capital contributions being made to a Local Limited Partnership that had a carrying value of zero. General and administrative expenses decreased due to a decrease in legal expenses between 2002 and 2003.

Six Month Period

The Fund's results of operations for the six months ended September 30, 2003 resulted in a net loss of $1,708,345, as compared to a net loss of $1,265,237 for the same period in 2002. The increase in net loss is primary attributable to an increase in equity in losses of Local Limited Partnerships, partially offset by a decrease in general and administrative expenses. Equity in losses of Local Limited Partnerships increased between years due to an increase in losses of Local Limited Partnerships recognized by the Partnership as a result of capital contributions being made to a Local Limited Partnership that had a carrying value of zero.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update

The Fund's investment portfolio consists of limited partnership interests in nineteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,281 per Limited Partner Unit. The Managing General Partner estimates that the Fund will generate Tax Credits of approximately $132, $65 and $10 per Unit during 2003, 2004 and 2005, respectively. In the aggregate, actual and estimated Tax Credits will enable the Fund to meet the objective specified in the Fund's prospectus. Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2006 and continuing through 2010, the Compliance Period of the nineteen Properties in which the Fund has an interest will expire. It is unlikely that the Managing General Partner will be able to dispose of the Fund's Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved.

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


As previously reported, operations at Los Claveles II, located in Trujillio Alto, Puerto Rico, have recently improved. The sister property to the Property ("Tower I"), which is not owned by the Fund, remained vacant for 18 months due to subsidy issues, making it very difficult to repair and occupy units at the subject. In March 2002, the subsidy issue was resolved after a long negotiating period with the United States Department of Housing and Urban Development. Since resolution of the subsidy issue at Tower I, occupancy at the Property has improved substantially. Despite these improvements, significant risks to the Fund remain. The Property continues to be in default of its first mortgage, which was restructured as part of a workout in 1999. Debt service payments were supposed to commence in November 2000 but were delayed until July 2003 because turnaround efforts at the Property were stalled for almost two years due to subsidy issues at Tower I. Although the loan is technically in default, the workout agreement contains a clause that obligates the lender to renegotiate the terms of the workout agreement in the event that the terms of the agreement are not met. Unfortunately, the negotiations have not yet concluded. Operating deficits are funded from the capital improvement reserve set up as part of the 1999 workout of the Property, which means that there is less money to conduct capital repairs than had been contemplated in the 1999 workout agreement. The Managing General Partner, concerned about the Property's long-term viability, signed an agreement with the Local General Partner whereby the Fund would pay its remaining capital commitment of $350,000 and release Fund Reserves of approximately $50,000 in exchange for an exit option which would allow the Fund to put its interest to the Local General Partner at any time for $10,000. In addition, the Local General Partner has the right, subsequent to the expiration of the Compliance Period on December 31, 2008, to call the Fund's interest for a price of $10,000. As part of the agreement, the Local General Partner is providing an operating guarantee in the form of a Local General Partner indemnification of any loss of Fund Tax Credits or any recapture of Tax Credits through the end of the Compliance Period. This agreement was executed on December 20, 2002.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)


As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, has experienced operating difficulties for a number of years, with low occupancy and working capital and debt service coverage ratios below appropriate levels. In response to this situation, during 2001, the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage. However, the Property still struggles with a generally low quality tenant base, and as a result, rent collection and eviction issues continue to hamper operations.

In an effort to further reduce the debt service burden, the Local General Partner and the Illinois Housing Development Authority ("IHDA") successfully closed the restructuring of the second mortgage effective July 1, 2003. Part of the restructuring involves the management agent subordinating a percentage of its management fee to payment of the new IHDA monthly amount. The Property remains current on its loan obligations.

As previously reported, operations at Oak Ridge, located in Macon, Georgia, continue to suffer primarily due to low occupancy and rental rates. The low occupancy is generally attributable to a lack of public transportation near the site and a struggling economy in the Macon area. Although net operating income increased significantly during each of the past two years, the Property's net operating income is insufficient to meet debt service payments. The Local General Partner has advanced the funds necessary for the Property to stay current on its loan obligations. The Managing General Partner will continue to work closely with the management agent and Local General Partner to monitor Property operations as well as to explore a potential loan workout with the lender.

As previously reported, although operations at Palo Verde II, located in Henderson, Nevada, remain strong, the Local General Partner filed for bankruptcy protection and refused to send the Fund its priority cash distributions, representing a default under the terms of the Local Limited Partnership Agreement. An affiliate of the Managing General Partner has assumed the Local General Partner interest and is seeking an acceptable replacement Local General Partner.


Other Development

During the quarter ended September 30, 2003, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI will be combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial.

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

Item 6        Exhibits and reports on Form 8-K

(a)      Exhibits

31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2003.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 14, 2003     BOSTON FINANCIAL TAX CREDIT FUND VII,
                              A LIMITED PARTNERSHIP


                              By:   Arch Street VII, Inc.,
                              its Managing General Partner


                                  /s/Jenny Netzer
                                  Jenny Netzer
                                  Executive Vice President
                                  MMA Financial, LLC