Form 10QSB
period 2003-12-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2004-02-12
CIK 892342

February 12, 2004




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended December 31, 2003 File Number 0-24584


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

For the quarterly period ended                      December 31, 2003
                                       ------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                              to
                               --------------                    -------------

             Commission file number 0-24584

                 Boston Financial Tax Credit Fund VII, A Limited Partnership
                     (Exact name of registrant as specified in its charter)


                   Massachusetts                           04-3166203
-----------------------------------------        ------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)



   101 Arch Street, Boston, Massachusetts                           02110-1106
---------------------------------------------                    --------------
  (Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code              (617) 439-3911
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

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2003                                    1

         Statements of Operations (Unaudited) - For the Three and Nine
           Months Ended December 31, 2003 and 2002                                        2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 2003                      3

         Statements of Cash Flows (Unaudited) -
           For the Nine Months Ended December 31, 2003 and 2002                           4

         Notes to the Financial Statements (Unaudited)                                    5

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                  7

Item 3.    Controls and Procedures                                                       12

PART II - OTHER INFORMATION

Items 1-6                                                                                13

SIGNATURE                                                                                14



           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                 BALANCE SHEET
                                December 31, 2003
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                 $    1,089,629
Restricted cash (Note 2)                                                                         245,080
Marketable securities, at fair value                                                             413,255
Investments in Local Limited Partnerships (Note 1)                                            10,816,008
Other assets                                                                                       7,262
                                                                                          --------------
     Total Assets                                                                         $   12,571,234
                                                                                          ==============

Liabilities and Partners' Equity

Due to affiliates                                                                         $       96,799
Accrued expenses                                                                                  53,437
                                                                                          --------------
     Total Liabilities                                                                           150,236
                                                                                          --------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                                        12,417,501
Net unrealized gains on marketable securities                                                      3,497
                                                                                          --------------
     Total Partners' Equity                                                                   12,420,998
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $   12,571,234
                                                                                          ==============
The accompanying notes are an integral part of these financial statements.


           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2003 and 2002
                                   (Unaudited)


                                             Three Months Ended                          Nine Months Ended
                                      December 31,         December 31,          December 31,        December 31,
                                          2003                 2002                  2003                2002
                                      -------------        -------------         -------------     ---------------

Revenue:
   Investment                         $      10,129        $      16,127         $      32,252     $        54,225
   Other                                          -                    -                30,000              32,670
                                      -------------        -------------         -------------     ---------------
       Total Revenue                         10,129               16,127                62,252              86,895
                                      -------------        -------------         -------------     ---------------

Expenses:
   Asset management fee, affiliate           81,183               79,280               243,549             237,840
   Provision for valuation of
     investments in Local Limited
     Partnerships (Note 1)                2,395,000                    -             2,395,000                   -
   Provision for valuation of advances
     to Local Limited Partnerships,
     net of recovery (Note 1)                     -                  506               139,494             123,142
   General and administrative
     (includes reimbursements
     to an affiliate in the amounts
     of $92,618 and $76,088 in 2003
     and 2002, respectively)                 58,929               52,407               158,153             182,822
   Amortization                               7,656                7,655                22,967              22,966
                                      -------------        -------------         -------------     ---------------
       Total Expenses                     2,542,768              139,848             2,959,163             566,770
                                      -------------        -------------         -------------     ---------------

Loss before equity in losses
   of Local Limited Partnerships         (2,532,639)            (123,721)           (2,896,911)           (479,875)

Equity in losses of Local Limited
   Partnerships (Note 1)                   (653,729)            (849,740)           (1,997,802)         (1,758,823)
                                      -------------        -------------         -------------     ---------------

Net Loss                              $  (3,186,368)       $    (973,461)        $  (4,894,713)    $    (2,238,698)
                                      =============        =============         =============     ===============

Net Loss allocated:
   General Partners                   $     (31,864)       $      (9,735)        $     (48,947)    $       (22,387)
   Limited Partners                      (3,154,504)            (963,726)           (4,845,766)         (2,216,311)
                                      -------------        -------------         -------------     ---------------
                                      $  (3,186,368)       $    (973,461)        $  (4,894,713)    $    (2,238,698)
                                      =============        =============         =============     ===============
Net Loss per Limited
Partner Unit (50,930 Units)           $      (61.94)       $      (18.93)        $      (95.15)    $        (43.52)
                                      =============        =============         =============     ===============


The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2003
                                   (Unaudited)



                                                       Initial       Investor           Net
                                       General         Limited        Limited       Unrealized
                                       Partners        Partner        Partners         Gains            Total
                                      -----------    -------------    -----------     ----------       ---------

Balance at March 31, 2003             $  (271,199)   $   5,000    $   17,578,413    $    20,615    $  17,332,829
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -        (17,118)         (17,118)
   Net Loss                               (48,947)           -        (4,845,766)             -       (4,894,713)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Loss                        (48,947)           -        (4,845,766)       (17,118)      (4,911,831)
                                      -----------    ---------    --------------    -----------    -------------

Balance at December 31, 2003          $  (320,146)   $   5,000    $   12,732,647    $     3,497    $  12,420,998
                                      ===========    =========    ==============    ===========    =============

The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2003 and 2002
                                   (Unaudited)



                                                                                      2003               2002
                                                                                  -------------    -------------

Net cash used for operating activities                                            $    (457,776)   $    (393,119)

Net cash provided by investing activities                                                11,739          660,316
                                                                                  -------------    -------------

Net increase (decrease) in cash and cash equivalents                                   (446,037)         267,197

Cash and cash equivalents, beginning                                                  1,535,666        1,193,303
                                                                                  -------------    -------------
Cash and cash equivalents, ending                                                 $   1,089,629    $   1,460,500
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

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2003 and 2002.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2003:

Capital contributions and advances paid to Local Limited
     Partnerships and purchase price paid to withdrawing
     partners of Local Limited Partnerships                                                    $  40,391,419

Cumulative equity in losses of Local Limited Partnerships
     (excluding cumulative unrecognized losses of $6,893,020)                                    (25,902,655)

Cumulative cash distributions received from Local Limited Partnerships                            (1,794,063)
                                                                                               -------------

Investments in Local Limited Partnerships before adjustments                                      12,694,701

Excess investment costs over the underlying assets acquired:

     Acquisition fees and expenses                                                                 1,252,338

     Cumulative amortization of acquisition fees and expenses                                       (302,482)
                                                                                               -------------

Investments in Local Limited Partnerships before reserve for valuation                            13,644,557

Reserve for valuation of investments in Local Limited Partnerships                                (2,828,549)
                                                                                               -------------

Investments in Local Limited Partnerships                                                      $  10,816,008
                                                                                               =============

For the nine months ended December 31, 2003, the Fund advanced, net of repayments, $139,494 to two of the Local Limited Partnerships, all of which was reserved. The Fund has recorded a reserve for valuation for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                   (Unaudited)



1. Investments in Local Limited Partnerships (continued)

The Fund's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2003 is $2,292,891. For the nine months ended December 31, 2003, the Fund has not recognized $295,089 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

2.   Commitments

At December 31, 2003, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total approximately $206,000. Of this amount, the Fund has set aside approximately $148,000 in escrow for future capital contributions to one Local Limited Partnership.

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

Liquidity and Capital Resources

At December 31, 2003, the Fund had cash and cash equivalents of $1,089,629, compared with $1,535,666 at March 31, 2003. This decrease is primarily due to cash used for operating activities during the period ended December 31, 2003.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2003, $1,502,884 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $124,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2003, the Fund has advanced approximately $434,000 to Local Limited Partnerships to fund operating deficits.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $544,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.


At December 31, 2003, the Fund has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $58,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2003, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

Cash Distributions

No cash distributions were made during the nine months ended December 31, 2003.

Results of Operations

Three Month Period

The Fund's results of operations for the three months ended December 31, 2003 resulted in a net loss of $3,186,368, as compared to a net loss of $973,461 for the same period in 2002. The increase in net loss is primarily attributable to the current year provision for valuation of investments in Local Limited Partnerships, partially offset by a decrease in equity in losses of Local Limited Partnerships. The increase in provision for valuation of investments in Local Limited Partnerships is a result of the Partnership recognizing non-temporary declines in the carrying value of its investment in certain Local Limited Partnerships.

Nine Month Period

The Fund's results of operations for the nine months ended December 31, 2003 resulted in a net loss of $4,894,713, as compared to a net loss of $2,238,698 for the same period in 2002. The increase in net loss is primarily attributable to the current year provision for valuation of advances to Local Limited Partnerships and an increase in equity in losses of Local Limited Partnerships, partially offset by a decrease in general and administrative expenses. Equity in losses of Local Limited Partnerships increased between years due to an increase in losses of Local Limited Partnerships recognized by the Partnership as a result of capital contributions being made to a Local Limited Partnership that had a carrying value of zero.

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

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2006 and continuing through 2010, the Compliance Period of the nineteen Properties in which the Fund has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in two Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Fund.

The Managing General Partner will continue to closely monitor the operations of the Properties during the Compliance Period and will formulate disposition strategies with respect to the Fund's remaining Local Limited Partnership interests. It is unlikely that the Managing General Partner will be able to dispose of the Fund's Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved.

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

As previously reported, operations at Los Claveles II, located in Trujillio Alto, Puerto Rico, have recently improved. The sister property to the Property ("Tower I"), which is not owned by the Fund, remained vacant for 18 months due to subsidy issues, making it very difficult to repair and occupy units at the subject. In March 2002, the subsidy issue was resolved after a long negotiating period with the United States Department of Housing and Urban Development. Since resolution of the subsidy issue at Tower I, occupancy at the Property has improved substantially. Despite these improvements, significant risks to the Fund remain. The Property continues to be in default of its first mortgage, which was restructured as part of a workout in 1999. Debt service payments were supposed to commence in February 2000 but were delayed until July 2003 because turnaround efforts at the Property were stalled for almost two years due to subsidy issues at Tower I. Although the loan is technically in default, the workout agreement contains a clause that obligates the lender to renegotiate the terms of the workout agreement in the event that the terms of the agreement are not met. Unfortunately, the negotiations have not yet concluded. Operating deficits are

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

funded from the capital improvement reserve set up as part of the 1999 workout of the Property, resulting in less money to conduct capital repairs than had been contemplated in the 1999 workout agreement. The Managing General Partner, concerned about the Property's long-term viability, signed an agreement with the Local General Partner whereby the Fund would pay its remaining capital commitment of $350,000 and release Fund Reserves of approximately $50,000 in exchange for an exit option which would allow the Fund to put its interest to the Local General Partner at any time for $10,000. In addition, the Local General Partner has the right, subsequent to the expiration of the Compliance Period on December 31, 2008, to call the Fund's interest for a price of $10,000. As part of the agreement, the Local General Partner is providing an operating guarantee in the form of a Local General Partner indemnification of any loss of Fund Tax Credits or any recapture of Tax Credits through the end of the Compliance Period. This agreement was executed on December 20, 2002.

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, has experienced operating difficulties for a number of years, with low occupancy and working capital and debt service coverage ratios below appropriate levels. In response to this situation, during 2001, the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage. In addition, in an effort to further reduce the Property's debt service burden, in July 2003, the Local Partnership and the Illinois Housing Development Authority closed on a mortgage restructuring of the second mortgage that reduced (deferred) monthly debt service payments. As part of the transaction, management agent agreed to subordinate a percentage of its management fee to payment of the second mortgage debt service. The Property still struggles with a generally low quality tenant base, and as a result, rent collection and eviction issues continue to hamper operations. The Property remains current on its loan obligations.

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

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Eden Park, located in Brooklyn Park, Minnesota, has been experiencing operating difficulties since mid-2002. Occupancy has decreased mainly from a weak rental market. The low occupancy has reduced revenues and resulted in significant operating deficits which the Local General Partner expects to continue for the next two or three years. In an effort to reduce the Fund's risk, on October 1, 2003, the Managing General Partner and Local General Partner entered an agreement to transfer a portion of the Fund's interest in Eden Park's future Tax Credits (approximately $11 per Unit) and tax losses to the Local General Partner in return for the Local General Partner agreeing to deposit $500,000 into an escrow to be used to fund current and future operating deficits, and to fund as much as an additional $500,000 to cover future operating deficits. Finally, the Managing General Partner and Local General Partner agreed that the Managing General Partner could put the Fund's interest to the Local General Partner for $1 any time after October 1, 2003 and that the Local General Partner could call the Fund's interest for fair market value any time after January 2, 2009. The Compliance Period ends for Eden Park on December 31, 2008.

St. Andrews Pointe, located in Columbia, South Carolina, continues to suffer primarily from its location in Columbia. The property was built in an area of town that was once thriving, but is now considered less desirable. Occupancy has decreased in recent quarters, and debt service coverage and working capital are below appropriate levels. In addition, administrative and maintenance expenses exceed budgeted numbers. However, the management agent is strong and works diligently to advertise and attract qualified residents to the property. Advances from the Local General Partner have enabled the property to stay current on its loan obligations. All tax, insurance, and reserve payments are also being made.

Other Development

During the period ended December 31, 2003, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI will be combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial.

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

Item 6        Exhibits and reports on Form 8-K

(a)      Exhibits

31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2003.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 12, 2004            BOSTON FINANCIAL TAX CREDIT FUND VII,
                                     A LIMITED PARTNERSHIP


                                     By:   Arch Street VIII, Inc.,
                                           its Managing General Partner


                                           /s/Jenny Netzer
                                           Jenny Netzer
                                           Executive Vice President
                                           MMA Financial, LLC