Form 10KSB
period 2004-03-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2004-06-29
CIK 892342

June 30, 2004



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

       Boston Financial Tax Credit Fund VII, A Limited Partnership Annual Report on Form 10-KSB for the Year End March 31, 2004 File Number 0-24584

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

                                   FORM 10-KSB

(Mark One)

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end                   March 31, 2004
                        -------------------------------------------------------

                                                         OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                                               to
                               ------------------------------------------------


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by non-affiliates of the registrant.
                                               $45,581,000 as of March 31, 2004
                                               --------------------------------

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

     "Estimated Use of Proceeds"                                        Part III, Item 12

     "Management Compensation and Fees"                                 Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
        Credits and Cash Distributions"                                 Part III, Item 12




           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2004


                                TABLE OF CONTENTS


                                                                           Page No.

PART I

     Item 1       Business                                                   K-3
     Item 2       Properties                                                 K-5
     Item 3       Legal Proceedings                                          K-10
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                           K-10

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                            K-10
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              K-10
     Item 7       Financial Statements and Supplementary Data                K-15
     Item 8       Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure K-15

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                          K-15
     Item 10      Management Remuneration                                    K-16
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                                      K-16
     Item 12      Certain Relationships and Related Transactions             K-17
     Item 13      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                        K-18

CONTROLS AND PROCEDURES                                                      K-19
-----------------------

SIGNATURES                                                                   K-20
----------

CERTIFICATIONS                                       K-21
--------------


                                     PART I


Item 1.  Business

Boston Financial Tax Credit Fund VII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership formed on September 14, 1992 under the laws of the Commonwealth of Massachusetts. The Fund's partnership agreement ("Partnership Agreement") authorizes the sale of up to 100,000 units of Limited Partnership Interest ("Unit") at $1,000 per Unit. On November 30, 1993, the Fund held its final investor closing. In total, the Fund received $50,930,000 ("Gross Proceeds") of capital contributions for 50,930 Units. Such amounts exclude five unregistered Units previously acquired for $5,000 by the Initial Limited Partner, which is also one of the General Partners. The offering of Units terminated on January 21, 1994. No further sale of Units is expected.

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

Table A on the following page lists the Properties originally acquired by the Local Limited Partnerships in which the Fund has invested. Item 6 of this Report contains other significant information with respect to such Local Limited Partnerships. As required by applicable rules, the terms of the acquisition of each Local Limited Partnership interest have been described in a supplement to the Prospectus and collected in the post-effective amendment to the Registration Statement; such descriptions are incorporated herein by this reference.

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

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2004, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions to Local Limited Partnerships: (i) Oak Ridge Apartments, A Limited Partnership, Santa Fe Oaks Phase II, A Limited Partnership and St. Andrews Pointe Apartments, A Limited Partnership, representing 22.37%, have Flournoy Development Company and John Flournoy as Local General Partners; (ii) Woods Lane, A Limited Partnership, Crafton Place, A Limited Partnership and Fountain Lakes, A Limited Partnership, representing 16.92%, have Lindsey Management Company as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports reported on Forms 8-K, which are herein incorporated by reference.

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

The Fund is managed by Arch Street VIII, Inc., the Managing General Partner of the Fund. The other General Partner of the Fund is Arch Street VII Limited Partnership. The Fund, which does not have any employees, reimburses MMA Financial, LLC ("MMA") an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Fund is set forth in Item 9 of this Report.

Item 2.  Properties

The Fund owns limited partnership interests in nineteen Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood Apartments which is 19.8%, Eden Park which is 86.85%, and Twin Oaks Meadow which is 95.89%.

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





                                                         Capital Contributions           Mtge. loans                      Occupancy
Local Limited Partnership        Number      Total Committed      Paid Through           payable at                              at
Property Name                      of            at March 31,         March 31,          December 31,        Type of      March 31,
Property Location               Apt. Units            2004              2004                   2003          Subsidy*          2004
--------------------------    -------------- -------------------  ----------------   ------------------     ----------- -----------

Oak Ridge Apartments,
   A Limited Partnership
Oak Ridge
Macon, GA                         152          $2,870,245         $2,870,245             $3,852,040          None               71%

Santa Fe Oaks Phase II,
   A Limited Partnership
Santa Fe Oaks II
Gainesville, FL                   129           2,698,586          2,698,586              3,484,316          None               95%

Andrew's Pointe Limited
   Partnership
Andrew's Pointe
Burnsville, MN                     57           1,333,800          1,333,800              2,127,381          None               96%

Palo Verde II, A Nevada
   Limited Partnership
Palo Verde II
Henderson, NV                      60           1,324,801          1,324,801              1,017,784          None               92%

Woods Lane, A Limited
   Partnership
Woods Lane
Rogers, AR                        156           2,574,180          2,574,180              3,104,405          None              100%

Crafton Place, A Limited
   Partnership
Crafton Place
Fayetteville, AR                   84           1,365,120          1,365,120              1,552,219          None              100%




                                                              Capital Contributions             Mtge. Loans               Occupancy
Local Limited Partnership               Number      Total Committed          Paid Through        payable at                      at
Property Name                               of          at March 31,            March 31,      December 31,    Type of    March 31,
Property Location                      Apt. Units            2004                  2004              2003      Subsidy*        2004
----------------------------------    -----------   -------------------      -----------   ------------------- --------- ----------

Guardian Place
   Limited Partnership
Guardian Place
Richmond, VA                             120             2,174,390              2,174,390      2,784,187        None           98%

Twin Oaks Meadows Limited
   Dividend Housing Association
   Limited Partnership
Twin Oaks Meadows
Lansing, MI                               63             1,436,400              1,436,400       1,821,726      None            67%

Madera Sunrise Terrace
   Limited Partnership
Sunrise Terrace
Madera, CA                                52             1,523,196              1,523,196        753,015       None            92%

Eden Park Limited
   Partnership
Wynmor
Brooklyn Park, MN                        324             5,527,758              5,527,758       5,196,199      None            84%

Affordable Citrus Glen
   Limited Partnership
Citrus Glen
Orlando, FL                              176             4,581,360              4,581,360       5,208,077      None            91%

St. Andrews Pointe Apartments, A Limited Partnership St. Andrews Pointe
Columbia, SC                             150             3,414,528              3,414,528       4,373,447      None            78%





                                                    Capital Contributions             Mtge. Loans                        Occupancy
Local Limited Partnership        Number   Total Committed          Paid Through        payable at                               At
Property Name                        of      at March 31,             March 31,     December 31,         Type of         March 31,
Property Location               Apt. Units         2004                  2004              2003           Subsidy*            2004
------------------------------  ----------- -------------------      -------------   ---------------     -----------    -----------

Des Moines Street Associates
   Limited Partnership
Des Moines St. Village
Des Moines, IA                      42           1,083,996              1,083,996       1,572,637        Section 8          88%

Fountain Lakes, A Limited
   Partnership
Fountain Lakes
Benton, AR                          180          2,854,593              2,854,593       3,916,779        None               91%

Fairhaven Manor Limited
   Partnership
Fairhaven Manor
Burlington, WA                      40           1,232,020              1,232,020       879,572          None               75%

Grand Boulevard Renaissance I
   Limited Partnership
Grand Boulevard Renaissance
Chicago, IL                         30           1,085,000                936,719       1,817,467        Section 8          80%

Los Claveles, S.E. Limited
   Partnership
Los Claveles II
Trujilio Alto, PR                   180          1,272,000              1,273,374       9,627,315        Section 8           97%

Springwood Apartments,
   A Limited Partnership
Springwood
Tallahassee, FL                     113          624,805                624,805         3,655,827         None               95%




                                            Capital Contributions                    Mtge. loans                          Occupancy
Local Limited Partnership   Number      Total Committed   Paid Through               payable at                                  at
Property Name                   of         at March 31,      March 31,             December 31,           Type of         March 31,
Property Location           Apt. Units            2004           2004                     2003             Subsidy*            2004
------------------------- ------------- --------------  -----------------        ------------------     -----------    ------------

BHP/Harford Commons
   Limited Partnership
Harford Commons
Baltimore, MD                  30           1,187,000        1,128,000                  1,736,092         None               90%
                            -----          ----------       ----------              -------------
                            2,138         $40,163,778      $39,957,871              $58,480,485
                            =====         ===========      ===========              ===========

* Section 8 This subsidy, which is authorized under Section 8 of Title II of the Housing and Community Development Act of 1974, allows qualified low-income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government.





                                      K-21
Two Local Limited Partnerships invested in by the Fund, Eden Park Limited Partnership and Affordable Citrus Glen Limited Partnership represent more than 10% of the total capital contributions made to Local Limited Partnerships by the Fund.

The Fund does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

Duration of leases for occupancy in the Properties described above is generally six to twelve months. The Managing General Partner believes the Properties described herein are adequately covered by insurance.

Additional information required under this item, as it pertains to the Fund, is contained in Items 1, 6 and 7 of this Report.

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

As of March 31, 2004, there were 2,406 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. For the years ended March 31, 2004 and 2003, no cash distributions were made.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Executive Level Overview

Boston Financial Tax Credit Fund VII, A Limited Partnership is a Massachusetts limited partnership organized to invest in other limited partnerships which own and operate apartment complexes that are eligible for low income housing tax credits which may be applied against the federal income tax liability of an investor. The Fund's objective are to: (i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; ii) provide limited cash distributions from the operations of apartment complexes and; iii) preserve and protect the Fund's capital. Arch Street VIII, Inc., a Massachusetts corporation is the Managing General Partner of the Fund. Arch Street VII Limited Partnership, a Massachusetts limited partnership, whose general partner consists of Arch Street, Inc., is also a General Partner.

The Fund's investment portfolio consists of limited partnership interests in nineteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,413 per Limited Partner Unit. The Managing General Partner estimates that the Fund will generate Tax Credits of approximately $62 and $10 per Unit during 2004 and 2005, respectively. In the aggregate, actual and estimated Tax Credits will enable the Fund to meet the objective specified in the Fund's prospectus. Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2006 and continuing through 2010, the Compliance Period of the nineteen Properties in which the Fund has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in two Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Fund.

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

Other Development

During the year ended March 31, 2004, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI was combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial, LLC.

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

The Fund has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the investment is analyzed to consider the Fund's ability to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to write down the asset to fair value will be recorded in the Fund's financial statements.

Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 by FIN46R in order to address certain technical and implementation issues, requires the Fund to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Fund is required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE on December 31, 2004.

This Interpretation would require consolidation by the Fund of certain Local Limited Partnerships' assets and liabilities and results of operations if the Fund determined that the Local Limited Partnership was a VIE and that the Fund was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Fund has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. Prior to the effective date of FIN 46, the Fund is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($8,529,631 at March 31, 2004).

Liquidity and capital resources

At March 31, 2004, the Fund had cash and cash equivalents of $1,304,199, as compared with $1,535,666 at March 31, 2003. This decrease is primarily due to cash used for operations and investments in and advances to Local Limited Partnerships. These decreases are partially offset by proceeds from sales and maturities of marketable securities in excess of purchases of marketable securities and cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2004, approximately $1,359,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $128,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2004, the Fund has advanced approximately $434,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $627,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

At March 31, 2004, the Fund has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $58,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2004, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash distributions

No cash distributions were made to Limited Partners in the two years ended March 31, 2004. It is not expected that cash available for distribution, if any, will be significant during the 2004 calendar year. Based on the results of 2003 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund because such amounts will be needed to fund Property operating costs. In addition, some of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of operations

The Fund's results of operations for the year end March 31, 2004 resulted in a net loss of $7,327,446 as compared to a net loss of $3,366,016 for the same period in 2003. The increase in net loss is primarily attributable to the current year provision for valuation of investments in Local Limited Partnerships. The increase in provision for valuation of investments in Local Limited Partneships is a result of the Partnerships recognizing non-temporary decines in the carrying value of its investments in certain Local Limited Partnerships.

Low-income housing tax credits

The 2003 and 2002 Tax Credits were $130.63 and $146.79 per Unit, respectively. The Tax Credits per Limited Partner stabilized in 1996 at approximately $147 per Unit. The Tax Credits were expected to be stable for about seven years subsequent to 1996 and then to decrease as certain Properties reach the end of the ten year Tax Credit period. However, because the Compliance Periods should extend significantly beyond the Tax Credit periods, the Fund is expected to retain most of its interests in the Local Limited Partnerships for the foreseeable future.

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

As previously reported, operations at Los Claveles II, located in Trujillio Alto, Puerto Rico, have recently improved. The sister property to the Property ("Tower I"), which is not owned by the Fund, remained vacant for 18 months due to subsidy issues, making it very difficult to repair and occupy units at the subject. In March 2002, the subsidy issue was resolved after a long negotiating period with the United States Department of Housing and Urban Development. Since resolution of the subsidy issue at Tower I, occupancy at the Property improved substantially, and stood at 95% as of December 31, 2003. Despite these improvements, significant risks to the Fund remain. The Property continued to be in default of its first mortgage, which was restructured as part of a workout in 1999. Debt service payments were supposed to commence in February 2000 but were delayed until July 2003 because turnaround efforts at the Property were stalled for almost two years due to subsidy issues at Tower I. Although the loan was technically in default, the workout agreement contained a clause that obligated the lender to renegotiate the terms of the workout agreement in the event that the terms of the agreement are not met. As a result, a second workout of the Property in January 2004 cured existing defaults under the 1999 workout agreement. This second workout extended maturity dates on two loans by roughly four years, and the interest rates on those two loans remained the same at 6% and 0% respectively. Interest of $630,000, which had accrued on one of the loans during the three years that the property did not generate sufficient income to make required debt service payments, was rolled into the second loan. The workout also provided for partial pay down of accrued management fees due to an affiliate of the Local General Partner. The transaction will generate roughly $1.1 million in cancellation of indebtedness income to the Partnership. Debt service will be reduced by approximately $2,000 under this second workout. Current net operating income is more than enough to pay this new debt service and to fund required replacement reserve deposits. The Managing General Partner, concerned about the Property's long-term viability, signed an agreement in December 2002, with the Local General Partner whereby the Fund would pay its remaining capital commitment of $350,000 and release Fund Reserves of approximately $50,000 in exchange for an exit option which would allow the Fund to put its interest to the Local General Partner at any time for $10,000. In addition, the Local General Partner has the right, subsequent to the expiration of the Compliance Period on December 31, 2008, to call the Fund's interest for a price of $10,000. As part of the agreement, the Local General Partner is providing an operating guarantee in the form of a Local General Partner indemnification of any loss or any recapture of Tax Credits through the end of the Compliance Period.

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, has experienced operating difficulties for a number of years, with low occupancy and working capital and debt service coverage ratios below appropriate levels. In response to this situation, during 2001, the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage. In addition, in an effort to further reduce the Property's debt service burden, in July 2003, the Local Partnership and the Illinois Housing Development Authority closed on a mortgage restructuring of the second mortgage that reduced monthly debt service payments. As part of the transaction, management agent agreed to subordinate a percentage of its management fee to payment of the second mortgage debt service. The Property remains current on its loan obligations.

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

Eden Park, located in Brooklyn Park, Minnesota, has been experiencing operating difficulties since mid-2002. While occupancy has recently increased, previously low occupancy due mainly from a weak rental market has reduced revenues and resulted in significant operating deficits which the Local General Partner expects to continue for the next two or three years. In an effort to reduce the Fund's risk, on October 1, 2003, the Managing General Partner and Local General Partner entered an agreement to transfer a portion of the Fund's interest in Eden Park's future Tax Credits (approximately $11 per Unit) and tax losses to the Local General Partner in return for the Local General Partner agreeing to deposit $500,000 into an escrow to be used to fund current and future operating deficits, and to fund as much as an additional $500,000 to cover future operating deficits. Finally, the Managing General Partner and Local General Partner agreed that the Managing General Partner could put the Fund's interest to the Local General Partner for $1 any time after October 1, 2003 and that the Local General Partner could call the Fund's interest for fair market value any time after January 2, 2009. The Compliance Period ends for Eden Park on December 31, 2008.

St. Andrews Pointe, located in Columbia, South Carolina, continues to suffer primarily from its location in Columbia. The Property was built in an area of town that was once thriving, but is now considered less desirable. Occupancy has decreased in recent quarters, and debt service coverage is below appropriate levels. In addition, administrative and maintenance expenses exceed budgeted numbers. However, the management agent is strong and works diligently to advertise and attract qualified residents to the property. Advances from the Local General Partner have enabled the property to stay current on its loan obligations.

Twin Oaks Meadows, located in Lansing, Michigan, has suffered with security issues and a soft rental market for the past several quarters. As a result, occupancy and revenues have decreased and working capital and debt service are below appropriate levels. Due to ongoing operating deficits, the Property has been accumulating payables. To address both of these issues, the Local General Partner had worked to obtain a new soft loan to undertake much needed security improvements to the Property and another soft loan to reduce payable and fund current operations. With the consent of the Partnership, these loans closed in early May 2004. In return for its consent, the Partnership received a put option that allows the Partnership to transfer its interest in the Local Limited Partnership for a nominal price to the Local General Partner at any time subsequent to the end of the Property's Compliance Period, December 31, 2009.

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2004 and 2003.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------------

None.
                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Fund is Arch Street VIII, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of MMA Financial, LLC. The Managing General Partner was incorporated in September 1992. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                           Position

Jenny Netzer                  Executive Vice President, Tax Credit Equity Group
Michael H. Gladstone                        Principal, Member

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

Jenny Netzer, age 48, Executive Vice President, Tax Credit Equity Group - Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined MMA Financial, LLC as a result of the Boston Financial and subsequent Lend Lease HCI acquisitions, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, was a former member of Watertown Zoning Board of Appeals, the Officer of Affordable Housing Tax Credit Coalition and a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 47, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial, LLC. He joined MMA Financial, LLC as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University
(BA) and Cornell University (J.D. & MBA).

Item 10.  Management Remuneration

Neither the directors nor officers of Arch Street VIII, Inc., nor the partners of Arch Street VII L.P., nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2004, the following is the only entity known to the Fund to be the beneficial owner of more than 5% of the Units outstanding:

                                                                                                 Amount
     Title of                     Name and Address of                 Beneficially               Percent
     Class                         Beneficial Owner                       Owned                 of Class
------------------       -------------------------------------       ----------------        ---------------

Limited Partner          Oldham Institutional Tax Credits LLC          5,349 units               10.5%
                         101 Arch Street
                         Boston, MA

Oldham Institutional Tax Credits LLC is an affiliate of Arch Street VIII, Inc., the Managing General Partner.

The equity securities registered by the Fund under Section 12(g) of the Act of 1934 consist of 100,000 Units, 50,930 of which were sold to the public. The remaining Units were deregistered in Post-Effective Amendment No. 4 dated January 20, 1995, which is herein incorporated by reference. Holders of Units are permitted to vote on matters affecting the Fund only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Fund.

Arch Street VII L.P. owns five (unregistered) Units not included in the Units sold to the public.

Except as described in the preceding paragraphs, neither Arch Street VIII, Inc., Arch Street VII L.P., MMA Financial, LLC nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Fund does not know of any existing arrangement that might at a later date result in a change in control of the Fund.



Item 12.  Certain Relationships and Related Transactions

The Fund was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid during the years ended March 31, 2004 and 2003 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions." Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the Fees paid and expense reimbursements made in the two years ended March 31, 2004 is presented as follows:

Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Fund is required to pay certain fees to and reimburse expenses of the Managing General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. Commissions, fees and accountable expenses related to the sale of the Units totaling $6,304,898 were charged directly to Limited Partners' equity. In connection therewith, $4,329,050 of selling expenses and $1,975,848 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the Managing General Partner. In addition, the Fund has paid $50,000 in organization costs to an affiliate of the Managing General Partner. This cost has been included in the balance sheet. Total organization and offering expenses, exclusive of selling commissions and underwriting advisory fees, did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses were paid during the two years ended March 31, 2004.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Fund was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 6% of the Gross Proceeds. Acquisition expenses, which include legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses, totaled 1.5% of the Gross Proceeds. Acquisition fees totaling $3,055,800 for the closing of the Fund's Local Limited Partnership investments were paid to an affiliate of the Managing General Partner. Of this amount, approximately $2,567,000 is included as capital contributions to Local Limited Partnerships. Acquisition expenses totaling $763,950 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2004.

Asset management fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives 0.5% (annually adjusted by the CPI factor) of Gross Proceeds as the annual Asset Management Fee. Fees earned during the years ended March 31, 2004 and 2003 are as follows:



                                                      2004             2003
                                                --------------    -------------

   Asset management fee                         $      326,275    $     319,023

Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable during the years ended March 31, 2004 and 2003 are as follows:

                                                      2004             2003
                                                --------------    -------------

   Salaries and benefits expense reimbursements $      142,130    $     132,534

Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Fund, Arch Street VIII, Inc. and Arch Street VII L.P., receive 1% of cash distributions paid to partners. To date, the Fund has not paid any cash distributions to partners.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA Financial, LLC and its affiliates during the years ended March 31, 2004 and 2003 is presented in Note 5 to the Financial Statements.

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

(b)      Exhibits

31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2003 32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2003


(c) Reports on Form 8-K

     No Reports on Form 8-K were filed during the year end March 31, 2004.

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

      BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

      By:  Arch Street VIII, Inc.
           its Managing General Partner


     By:   /s/Jenny Netzer                               Date:    June 30, 2004
           ---------------------------------------                -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Fund and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                              Date:    June 30,  2004
           ---------------------------------------               --------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC



     By:   /s/Michael H. Gladstone                       Date:   June 30,  2004
           -----------------------------                         --------------
           Michael H. Gladstone
           Principal
           MMA Financial, LLC


           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

         ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2004
                                      INDEX


                                                                               Page No.


Report of Independent Registered Public Accounting Firm
   For the years ended March 31, 2004 and 2003                                   F-2

Financial Statements

   Balance Sheet - March 31, 2004                                                F-3

   Statements of Operations - For the years ended
     March 31, 2004 and 2003                                                     F-4

   Statements of Changes in Partners' Equity (Deficiency) -
     For the years ended March 31, 2004 and 2003                                 F-5

   Statements of Cash Flows - For the years ended
     March 31, 2004 and 2003                                                     F-6

   Notes to the Financial Statements                                             F-7



            Report of Independent Registered Public Accounting Firm


To the Partners of
Boston Financial Tax Credit Fund VII, A Limited Partnership

In our opinion, based upon our audits and the reports of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Qualified Tax Credit Fund VII, A Limited Partnership (the "Fund") at March 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Fund accounts for its investment in Local Limited Partnerships, as discussed in Note 2 of the notes to the financial statements, using the equity method of accounting. We did not audit the financial statements of the Local Limited Partnerships, investments in which the Fund's investment in Local Limited Partnerships is stated at $8,529,631 at March 31, 2004, and the Fund's equity in earnings (losses) of Local Limited Partnerships is stated at $(2,803,502) and $(2,722,550) for the years ended March 31, 2004 and 2003, respectively. The financial statements of these Local Limited Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to amounts included for Local Limited Partnerships, is based solely upon the reports of other auditors. We conducted our audits of the Fund's financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.




/s/PricewaterhouseCoopers LLP
June 24, 2004

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP





                                  BALANCE SHEET
                                 MARCH 31, 2004




Assets

Cash and cash equivalents                                                                 $    1,304,199
Restricted cash (Notes 4 and 6)                                                                  245,609
Marketable securities, at fair value (Note 3)                                                    112,000
Investments in Local Limited Partnerships (Note 4)                                             8,529,631
Other assets                                                                                       1,512
                                                                                          --------------
     Total Assets                                                                         $   10,192,951
                                                                                          ==============


Liabilities and Partners' Equity

Due to affiliates (Notes 4 and 5)                                                         $      180,054
Accrued expenses                                                                                  25,522
                                                                                          --------------
     Total Liabilities                                                                           205,576
                                                                                          --------------

Commitments (Note 6)

General, Initial and Investor Limited Partners' Equity                                         9,984,768
Net unrealized gains on marketable securities                                                      2,607
                                                                                          --------------
     Total Partners' Equity                                                                    9,987,375
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $   10,192,951
                                                                                          ==============

The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                        STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2004 and 2003



                                                                                     2004               2003
                                                                                 -------------      ------------
Revenue:
   Investment                                                                     $    36,551          $  66,812
   Other                                                                               30,000             32,670
                                                                               --------------       ------------
[OBJECT OMITTED]                           Total Revenue                               66,551             99,482
                                                                                     ---------         ---------


Expenses:
   Asset management fees, affiliate (Note 5)                                          326,275            319,023
   Provision for valuation of advances to
     Local Limited Partnerships (Note 4)                                              139,494            123,142
   Provision for valuation of investments in Local Limited
     Partnerships (Note 4)                                                          3,860,000                  -
   General and administrative expenses (includes
     reimbursements to an affiliate in the amounts of
     $142,130 and $132,534 in 2004 and 2003, respectively)
      (Note 5)                                                                        234,103            270,161
   Amortization                                                                        30,623             30,622
                                                                                -------------      -------------
       Total Expenses                                                               4,590,495            742,948
                                                                                -------------      -------------

Loss before equity in losses of
   Local Limited Partnerships                                                      (4,523,944)          (643,466)

Equity in losses of
   Local Limited Partnerships (Note 4)                                             (2,803,502)        (2,722,550)
                                                                                -------------      -------------

Net Loss                                                                        $  (7,327,446)     $  (3,366,016)
                                                                                =============      =============

Net Loss allocated:
   General Partners                                                             $     (73,274)     $     (33,660)
   Limited Partners                                                                (7,254,172)        (3,332,356)
                                                                                -------------      -------------
                                                                                $  (7,327,446)     $  (3,366,016)
                                                                                =============      =============
Net Loss per Limited Partner Unit
   (50,930 Units)                                                               $     (142.43)     $       (65.43)
                                                                                =============      ==============


The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY) For the
                   Years Ended March 31, 2004 and 2003



                                                       Initial       Investor           Net
                                       General         Limited        Limited       Unrealized
                                       Partners        Partner           Partners         Gains            Total
                                      -----------    -------------       -----------     ----------       ---------

Balance at March 31, 2002             $  (237,539)   $   5,000    $   20,910,769    $    20,452    $  20,698,682
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Income (Loss):
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -            163              163
     Net Loss                             (33,660)           -        (3,332,356)             -       (3,366,016)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Income (Loss)               (33,660)           -        (3,332,356)           163       (3,365,853)
                                      -----------    ---------    --------------    -----------    -------------

Balance at March 31, 2003                (271,199)       5,000        17,578,413         20,615       17,332,829
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -        (18,008)         (18,008)
     Net Loss                             (73,274)           -        (7,254,172)             -       (7,327,446)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Loss                        (73,274)           -        (7,254,172)       (18,008)      (7,345,454)
                                      -----------    ---------    --------------    -----------    -------------

Balance at March 31, 2004             $  (344,473)   $   5,000    $   10,324,241    $     2,607    $   9,987,375
                                      ===========    =========    ==============    ===========    =============



The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP




                                STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2004 and 2003



                                                                                    2004              2003
                                                                                -------------    -------------
Cash flows from operating activities:
   Net Loss                                                                     $  (7,327,446)   $  (3,366,016)
   Adjustments to reconcile net loss
     to net cash used for operating activities:
     Equity in losses of Local Limited Partnerships                                 2,803,502        2,722,550
     Provision for valuation of advances to
       Local Limited Partnerships                                                     139,494          123,142
     Provision for valuation of investments in Local
       Limited Partnerships                                                         3,860,000                -
     Amortization                                                                      30,623           30,622
                                                        Net gain on sales of marketable securities
(734)                                                   (918)
     Increase (decrease) in cash arising from
                                                        changes in operating assets and liabilities:
       Restricted cash                                                                 (2,305)          10,664
       Other assets                                                                     6,447            8,017
       Due to affiliates                                                              (52,206)          28,864
       Accrued expenses                                                                (8,658)          (1,320)
                                                                                -------------    -------------
Net cash used for operating activities                                               (551,283)        (444,395)
                                                                                -------------    -------------

Cash flows from investing activities:
   Proceeds from sales and maturities
     of marketable securities                                                         515,451        1,700,897
   Investments in Local Limited Partnerships                                         (200,000)        (165,000)
   Advances to Local Limited Partnerships                                            (139,494)        (123,142)
   Purchases of marketable securities                                                       -         (900,193)
   Cash distributions received from Local
     Limited Partnerships                                                             143,859          274,196
                                                                                -------------    -------------
Net cash provided by investing activities                                             319,816          786,758
                                                                                -------------    -------------

Net increase (decrease) in cash and cash equivalents                                 (231,467)         342,363

Cash and cash equivalents, beginning                                                1,535,666        1,193,303
                                                                                -------------    -------------

Cash and cash equivalents, ending                                               $   1,304,199    $   1,535,666
                                                                                =============    =============

The accompanying notes are an integral part of these financial statements.

                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Tax Credit Fund VII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes that are eligible for low income housing tax credits which may be applied against the federal income tax liability of an investor. The Fund's objective are to: (i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; ii) provide limited cash distributions from the operations of apartment complexes and; iii) preserve and protect the Fund's capital. Arch Street VIII, Inc., a Massachusetts corporation is the Managing General Partner of the Fund. Arch Street VII Limited Partnership, a Massachusetts limited partnership, whose general partner consists of Arch Street, Inc., is also a General Partner. Both the Managing General Partner and Arch Street VII, L.P. are affiliates of MMA Financial, LLC ("MMA"). The fiscal year of the Fund ends on March 31.

During the year ended March 31, 2004, Lend Lease Real Estate Investments, Inc. sold its interest in, and association with, the General Partner and its affiliated business unit, Housing and Community Investing ("HCI"), to Municipal Mortgage and Equity, LLC ("Muni Mae"). Muni Mae is in the business of originating, servicing and investing in multi-family housing. HCI was combined with Muni Mae's Midland subsidiary to operate under the name MMA Financial, LLC.

The Partnership Agreement authorizes the sale of up to 100,000 Units of limited partnership interest ("Units") at $1,000 per Unit. In total, the Fund received $50,930,000 of capital contributions from investors admitted as Limited Partners for 50,930 Units. On November 30, 1993, the Fund held its final investor closing.

Under the terms of the Partnership Agreement, the Fund originally designated 5% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time as it deems appropriate. At March 31, 2004, the Managing General Partner has designated approximately $1,359,000 of cash, cash equivalents and marketable securities as such Reserve.

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

                                      F-15
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)


2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Fund accounts for its investments in Local Limited Partnerships using the equity method of accounting because the Fund does not have control over the major operating and financial policies of the Local Limited Partnerships in which it invests. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "Other Revenue" in the accompanying financial statements.

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

The Fund may provide advances to the Local Limited Partnerships to finance operations or to make debt service payments. The Fund assesses the collectibility of any advances at the time the advance is made and records a reserve if collectibility is not reasonably assured.

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

The General Partners have decided to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2003 and 2002.

The Fund has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. Real estate experts analyze the investments to determine if impairment indicators exist. If so, the investment will be analyzed to consider the Fund's ability to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to write down the asset to fair value will be recorded in the Fund's financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)


2. Significant Accounting Policies (continued)

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. Unless otherwise described, the fair values of the Fund's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts in the accompanying balance sheets.

Income Taxes

No provision for income taxes has been made, as the liability for such taxes is an obligation of the partners of the Fund.

3.   Marketable Securities

A summary of marketable securities is as follows:
                                                                 Gross           Gross
                                                              Unrealized     Unrealized        Fair
                                                 Cost            Gains          Losses         Value
                                             -------------    -----------    -----------    ------------
Debt securities issued by
   the US Treasury and other
   US government corporations
   and agencies                              $      99,687    $     2,219    $        -     $    101,906

Mortgage backed securities                           9,706            388              -          10,094
                                             -------------    -----------    -----------    ------------

Marketable securities at
   March 31, 2004                            $     109,393    $     2,607    $        -     $    112,000
                                             =============    ===========    ==========     ============

The contractual maturities at March 31, 2004 are as follows:
                                                                                                Fair
                                                                            Cost                Value
                                                                        ------------        ------------

Due in less than one year                                               $     99,687        $    101,906
Mortgage backed securities                                                     9,706              10,094
                                                                        ------------         -----------
                                                                        $    109,393        $    112,000
                                                                        ============        ============

Actual maturities for asset backed securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the maturities of marketable securities were approximately $500,000 and $1,600,000 during the years ended March 31, 2004 and 2003, respectively. Proceeds from the sales of marketable securities were approximately $16,000 and $101,000 during the years ended March 31, 2004 and 2003, respectively. Included in investment income are gross gains of $1,105 and $3,482 and gross losses of $371 and $2,564 that were realized on the sales during the years ended March 31, 2004 and 2003, respectively.

4. Investments in Local Limited Partnerships

The Fund has limited partnership interests in nineteen Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood Apartments which is 19.8%, Eden Park which is 86.85%, and Twin Oaks Meadow which is 95.89%. The Fund may have negotiated or may negotiate options with the local general partners to purchase or sell the Fund's interests in the Properties at the end of the tax credit compliance period at nominal prices. In the event that Properties are sold to third parties, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March
31, 2004:

Capital contributions and advances paid to Local Limited
   Partnerships and purchase price paid to withdrawing
   partners of Local Limited Partnerships                                                      $    40,391,419

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $7,116,213)                                        (26,708,355)

Cumulative cash distributions received from Local Limited Partnerships                              (1,802,084)
                                                                                               ---------------

Investments in Local Limited Partnerships before adjustments                                        11,880,980

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                     1,252,338

   Cumulative amortization of acquisition fees and expenses                                           (310,138)
                                                                                               ---------------

Investments in Local Limited Partnerships before impairment allowance                               12,823,180

Impairment allowance on investments in Local Limited Partnerships                                   (4,293,549)
                                                                                               ---------------

Investments in Local Limited Partnerships                                                      $     8,529,631
                                                                                               ===============

For the year ended March 31, 2004, the Fund advanced $139,494 to two of the Local Limited Partnerships, all of which was impaired. The Fund has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.



4. Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2003 and 2002 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,
                                                                                 2003                  2002
                                                                           ---------------       ---------------
Assets:
   Investment property, net                                                $    71,524,853       $    74,921,494
   Other assets                                                                  5,438,801             5,764,046
                                                                           ---------------       ---------------
Total Assets                                                               $    76,963,654       $    80,685,540
                                                                           ===============       ===============
Liabilities and Partners' Equity:
   Mortgage notes payable                                                  $    58,480,485       $    59,222,350
   Other liabilities                                                             8,263,140             7,389,209
                                                                           ---------------       ---------------
     Total Liabilities                                                          66,743,625            66,611,559
                                                                           ---------------       ---------------

Fund's equity                                                                    3,542,156             7,362,019
Other partners' equity                                                           6,677,873             6,711,962
                                                                           ---------------       ---------------
     Total Partners' Equity                                                     10,220,029            14,073,981
                                                                           ---------------       ---------------
     Total Liabilities and Partners' Equity                                $    76,963,654       $    80,685,540
                                                                           ===============       ===============

Summarized Income Statements  -
for the years ended December 31,
                                                                                 2003                  2002
                                                                           ---------------       ---------------

Rental and other revenue                                                   $    13,484,132       $    13,383,988
                                                                           ---------------       ---------------

Expenses:
   Operating                                                                     8,796,105             8,746,838
   Interest                                                                      4,317,667             4,388,366
   Depreciation and amortization                                                 3,929,015             3,940,804
                                                                           ---------------       ---------------
       Total Expenses                                                           17,042,787            17,076,008
                                                                           ---------------       ---------------

Net Loss                                                                   $    (3,558,655)      $    (3,692,020)
                                                                           ===============       ===============

Fund's share of Net Loss (includes adjustment from prior year)             $    (3,321,783)      $    (3,477,694)
                                                                           ===============       ===============
Other partners' share of Net Loss                                          $      (237,278)      $      (214,326)
                                                                           ===============       ===============

For the years ended March 31, 2004 and 2003, the Fund has not recognized $518,281 and $755,144, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.

The Fund's equity as reflected by the Local Limited Partnerships of $3,542,156 differs from the Fund's investments in Local Limited Partnerships before adjustments of $11,880,980 primarily because of cumulative unrecognized losses as described above and advances to Local Limited Partnerships which the Fund included in investments in Local Limited Partnerships.

The Fund has set aside in an escrow account future capital contributions related to its investment in one Local Limited Partnership. Interest earned on this deposit is payable to the Local General Partner. As of March 31, 2004, $97,328 of interest due to the Local General Partner is included in due to affiliates.

5.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of 0.50% (annually adjusted by the CPI factor) of Gross Proceeds as the annual Asset Management Fee for administering the affairs of the Fund. Asset Management Fees of $326,275 and $319,023 have been expensed in the years ended March 31, 2004 and 2003, respectively. Included in due to affiliates at March 31, 2004 is $82,726 of Asset Management Fees. During the years ended March 31, 2004 and 2003, $324,733 and $317,120, respectively, were paid out of available cash flow for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2004 and 2003 is $142,130 and $132,534, respectively, that the Fund has incurred for these expenses.

6.   Commitments

At March 31, 2004, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total approximately $206,000. Of this amount, the Fund has set aside $148,281 in escrow for future capital contributions to one Local Limited Partnership.

7.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2004 and 2003 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2003 and 2002:

                                                                                  2004             2003
                                                                             -------------     -------------

Net Loss per financial statements                                            $  (7,327,446)    $  (3,366,016)

Equity in losses of Local Limited Partnerships for tax purposes
          in excess of equity in losses for financial reporting purposes          (421,926)      (1,202,283)

Equity in losses of Local Limited Partnerships not
   recognized for financial reporting purposes                                    (518,281)         (755,144)

Adjustment to reflect March 31 fiscal year end
   to December 31 taxable year end                                                  (1,560)           63,553

Amortization for tax purposes in excess of
   amortization for financial reporting purposes                                   (14,917)          (14,918)

Provision for valuation of advances to Local Limited
   Partnerships not deductible for tax purposes                                    139,494           123,142

Provision for valuation of investments in Local Limited
   Partnerships not deductible for tax purposes                                  3,860,000                 -

Loss on disposal of investment in Local Limited Partnership
   for tax purposes                                                               (694,957)                -
                                                                             -------------     -------------

Net Loss per tax return $ (4,979,593) $ (5,151,666) The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2004 and December 31, 2003, respectively are as follows:

                                                      Financial
                                                      Reporting                  Tax
                                                      Purposes                Purposes          Differences
                                                   -------------           -------------       -------------
Investments in Local Limited Partnerships          $   8,529,631           $   7,675,057       $     854,574
                                                   =============           =============       ==============
Other assets                                       $   1,663,320           $   8,056,629       $   6,393,309
                                                   =============           =============       =============
Liabilities                                        $     205,576           $     150,237       $      55,339
                                                   =============           =============       =============

The differences in assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $3,713,000 more than for financial reporting purposes, including approximately $7,116,000 of losses the Fund has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceeded its total investment;
(ii) approximately $4,294,000 has been recorded as an impairment allowance for its investments in Local Limited Partnerships for financial reporting purposes;
(iii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $110,000; (iv) approximately $66,000 of cash distributions received from Local Limited Partnerships were received during the three months ended March 31, 2004; (v) approximately $1,390,000 has been recorded as a partial disposition of a property for tax purposes; and (vi) organizational and offering costs of approximately $6,305,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

8.   Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 by FIN46R in order to address certain technical and implementation issues, requires the Fund to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Fund is required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE on December 31, 2004.

This Interpretation would require consolidation by the Fund of certain Local Limited Partnerships' assets and liabilities and results of operations if the Fund determined that the Local Limited Partnership was a VIE and that the Fund was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Fund has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. Prior to the effective date of FIN 46, the Fund is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Partnership's exposure to economic and financial statement losses from the VIEs is limited to its investment in the VIEs ($8,529,631 at March 31, 2004).