Form 10QSB
period 2004-06-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2004-08-13
CIK 892342

August 13, 2004




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended June 30, 2004
       File Number 0-24584


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

For the quarterly period ended                                June 30, 2004
                                       ----------------------------------------

                                                         OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                       to
                               -------------------         --------------------


                         Commission file number 0-24584

          Boston Financial Tax Credit Fund VII, A Limited Partnership
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                   Massachusetts                              04-3166203
------------------------------------------  -----------------------------------
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)               Identification No.)


   101 Arch Street, Boston, Massachusetts              02110-1106
---------------------------------------------    ----------------------------
  (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code      (617) 439-3911
                                                   ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - June 30, 2004                                       1

          Statements of Operations (Unaudited) -
               For the Three Months Ended June 30, 2004 and 2003                          2

          Statement of Changes in Partners' Equity (Deficiency)
               (Unaudited) - For the Three Months Ended June 30, 2004                     3

          Statements of Cash Flows (Unaudited) -
               For the Three Months Ended June 30, 2004 and 2003                          4

          Notes to the Financial Statements (Unaudited)                                   5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                              7

Item 3.   Controls and Procedures                                                        12

PART II - OTHER INFORMATION
---------------------------
Items 1-6                                                                                13

SIGNATURE                                                                                14

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                                  BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                 $    1,396,091
Restricted cash                                                                                  246,141
Marketable securities, at fair value                                                             111,156
Investments in Local Limited Partnerships (Note 1)                                             7,783,732
Other assets                                                                                         561
                                                                                          --------------
     Total Assets                                                                         $    9,537,681
                                                                                          ==============

Liabilities and Partners' Equity

Due to affiliates                                                                         $      320,139
Accrued expenses                                                                                  28,200
                                                                                          --------------
     Total Liabilities                                                                           348,339
                                                                                          --------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                                         9,187,540
Net unrealized gains on marketable securities                                                      1,802
                                                                                          --------------
     Total Partners' Equity                                                                    9,189,342
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $    9,537,681
                                                                                          ==============


   The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2004 and 2003
                                   (Unaudited)



                                                                                       2004             2003
                                                                                  -------------    -------------
Revenue:
   Investment                                                                     $       3,798    $      11,813
   Other                                                                                 70,000           30,000
                                                                                   ------------       ----------
       Total Revenue                                                                     73,798           41,813
                                                                                       ---------        ---------


Expenses:
   Asset management fees, affiliate                                                      82,726           81,183
   Provision for valuation of advances to
     Local Limited Partnerships                                                               -          140,938
   General and administrative expenses (includes
     reimbursements to an affiliate in the amounts of
     $56,827 and  $30,199 in 2004 and 2003, respectively)                                90,849           61,358
   Amortization                                                                           7,460            7,656
                                                                                  -------------    -------------
       Total Expenses                                                                   181,035          291,135
                                                                                  -------------    -------------

Loss before equity in losses of Local Limited Partnerships                             (107,237)        (249,322)

Equity in losses of  Local Limited Partnerships (Note 1)                               (689,991)        (536,148)
                                                                                  -------------    -------------

Net Loss                                                                          $    (797,228)   $    (785,470)
                                                                                  =============    =============

Net Loss allocated:
   General Partners                                                               $      (7,972)   $      (7,855)
   Limited Partners                                                                    (789,256)        (777,615)
                                                                                  -------------    -------------
                                                                                  $    (797,228)   $    (785,470)
                                                                                  =============    =============
Net Loss per Limited Partner Unit
   (50,930 Units)                                                                 $      (15.50)   $     (15.27)
                                                                                  =============    ============

   The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2004
                                   (Unaudited)



                                                       Initial       Investor           Net
                                       General         Limited        Limited       Unrealized
                                       Partners        Partner        Partners         Gains            Total
                                      -----------    -------------  -----------     ----------       ---------

Balance at March 31, 2004             $  (344,473)   $   5,000    $   10,324,241    $     2,607    $   9,987,375
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -           (805)            (805)
   Net Loss                                (7,972)           -          (789,256)             -         (797,228)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Loss                         (7,972)           -          (789,256)          (805)        (798,033)
                                      -----------    ---------    --------------    -----------    -------------

Balance at June 30, 2004              $  (352,445)   $   5,000    $    9,534,985    $     1,802    $   9,189,342
                                      ===========    =========    ==============    ===========    =============

   The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2004 and 2003
                                   (Unaudited)



                                                                                      2004               2003
                                                                                  -------------    -------------

Net cash provided by (used for) operating activities                              $      43,405    $    (233,157)

Net cash provided by (used for) investing activities                                     48,487          (22,616)
                                                                                  -------------    -------------

Net increase (decrease) in cash and cash equivalents                                     91,892         (255,773)

Cash and cash equivalents, beginning                                                  1,304,199        1,535,666
                                                                                  -------------    -------------
Cash and cash equivalents, ending                                                 $   1,396,091    $   1,279,893
                                                                                  =============    =============

   The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP



                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-KSB for the year ended March 31, 2004. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2004 and 2003.

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

The following is a summary of investments in Local Limited Partnerships at June 30, 2004:

Capital contributions and advances paid to Local Limited
   Partnerships and purchase price paid to withdrawing
   partners of Local Limited Partnerships                                                      $    40,391,419

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $7,170,847)                                        (27,398,346)

Cumulative cash distributions received from Local Limited Partnerships                              (1,850,532)
                                                                                               ---------------

Investments in Local Limited Partnerships before adjustments                                        11,142,541

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                     1,252,338

   Cumulative amortization of acquisition fees and expenses                                           (317,598)
                                                                                               ---------------

Investments in Local Limited Partnerships before impairment allowance                               12,077,281

Impairment allowance on investments in Local Limited Partnerships                                   (4,293,549)
                                                                                               ---------------

Investments in Local Limited Partnerships                                                      $     7,783,732
                                                                                               ===============

The Fund has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                   (Unaudited)



1. Investments in Local Limited Partnerships (continued)

The Fund's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2004 is $744,625. For the three months ended June 30, 2004, the Fund has not recognized $54,634 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

2.   Commitments

At June 30, 2004, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total approximately $206,000. Of this amount, the Fund has set aside $148,281 in escrow for future capital contributions to one Local Limited Partnership.

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

Liquidity and Capital Resources

At June 30, 2004, the Fund had cash and cash equivalents of $1,396,091, compared with $1,304,199 at March 31, 2004. This increase is primarily attributable to cash distributions received from Local Limited Partnerships and cash provided by operating activities.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2004, approximately $1,450,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $136,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2004, the Fund has advanced approximately $434,000 to Local Limited Partnerships to fund operating deficits.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $528,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.


At June 30, 2004, the Fund has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $58,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2004, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

Cash Distributions

No cash distributions were made to Limited Partners during the three months ended June 30, 2004. It is not expected that cash available for distribution, if any, will be significant during the 2004 calendar year. Based on the results of 2003 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund because such amounts will be needed to fund Property operating costs. In addition, some of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

The Fund's results of operations for the three months ended June 30, 2004 resulted in a net loss of $797,228, as compared to a net loss of $785,470 for the same period in 2003. The increase in net loss is primarily attributable to a decrease in investment income and an increase in equity in losses of Local Limited Partnerships. The increase in equity in losses of Local Limited Partneships is due to an increase in operating expenses at some of the Properties. These changes were partially offset by an increase in cash distribution income and a decrease in provision for valuation of advances to Local Limited Partnerships. The decrease in provision for valuation of advances to Local Limited Partnerships is a result of a decrease in advances made to Local Limited Partnerships during the period ended June 30, 2003.

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

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the property is completed (the "Compliance Period"). Failure to do

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

so would result in the recapture of a portion of the property's Tax Credits. Between 2006 and continuing through 2010, the Compliance Periods of the nineteen Properties in which the Fund has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in four Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Fund.

The Managing General Partner will continue to closely monitor the operations of the Properties during the Compliance Periods and will formulate disposition strategies with respect to the Fund's remaining Local Limited Partnership interests. It is unlikely that the Managing General Partner will be able to dispose of the Fund's Local Limited Partnership interests concurrently with the expiration of each Property's Compliance Period. The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund. Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved.

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

As previously reported, operations at Los Claveles II, located in Trujillio Alto, Puerto Rico, have recently improved. The sister property to the Property ("Tower I"), which is not owned by the Fund, remained vacant for 18 months due to subsidy issues, making it very difficult to repair and occupy units at Los Claveles II. In March 2002, the subsidy issue was resolved after a long negotiating period with the United States Department of Housing and Urban Development. Since resolution of the subsidy issue at Tower I, occupancy at the Property improved substantially, and stood at 97% as of March 31, 2004. Despite these improvements, significant risks to the Fund remain. The Property continued to be in default of its first mortgage, which was restructured as part of a workout in 1999. Debt service payments were supposed to commence in February 2000 but were delayed until July 2003 because turnaround efforts at the Property were stalled for almost two years due to the subsidy issues at Tower I. Although the loan was technically in default, the workout agreement contained a clause that obligated the lender to renegotiate the terms of the workout agreement in the event that the terms of the agreement were not met. As a result, a second workout of the Property in January 2004 cured existing defaults under the 1999 workout agreement. This second workout extended maturity dates on two loans by roughly four years, and the interest rates on those two loans remained the same at 6% and 0% respectively. Interest of $630,000, which had accrued on one of the loans during the three years that the Property did not generate sufficient income to make required debt service payments, was rolled into the second loan. The workout also provided for partial pay down of accrued management fees due to an affiliate of the Local General Partner. The transaction will generate roughly $1.1 million in cancellation of indebtedness income to the Fund. Debt service will be reduced by approximately $2,000 under this second workout. Current net operating income is more than enough to pay this new debt service and to fund required replacement reserve deposits. The Managing General Partner, concerned about the Property's long-term viability, signed an agreement in December 2002, with the Local General Partner whereby the Fund would pay its remaining capital commitment of $350,000 and release Fund Reserves of approximately $50,000 in exchange for an exit option which would allow the Fund to put its interest to the Local General Partner at any time for $10,000. In addition, the

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Local General Partner has the right, subsequent to the expiration of the Compliance Period on December 31, 2008, to call the Fund's interest for a price of $10,000. As part of the agreement, the Local General Partner is providing an operating guarantee in the form of a Local General Partner indemnification of any loss or any recapture of Tax Credits through the end of the Compliance Period.

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, has experienced operating difficulties for a number of years, with low occupancy and working capital and debt service coverage ratios below appropriate levels. In response to this situation, during 2001, the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage. In addition, in an effort to further reduce the Property's debt service burden, in July 2003, the Local Partnership and the Illinois Housing Development Authority closed on a mortgage restructuring of the second mortgage that reduced monthly debt service payments. As part of the transaction, the management agent agreed to subordinate a percentage of its management fee to payment of the second mortgage debt service. The Property remains current on its loan obligations.

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

As previously reported, although operations at Palo Verde II, located in Henderson, Nevada, remain strong, the Local General Partner filed for bankruptcy protection and refused to send the Fund its priority cash distributions, representing a default under the terms of the Local Limited Partnership Agreement. An affiliate of the Managing General Partner has assumed the Local General Partner interest. The Managing General Partner is seeking an acceptable replacement Local General Partner.

As previously reported, Eden Park, located in Brooklyn Park, Minnesota, has been experiencing operating difficulties since mid-2002. Low occupancy due mainly from a weak rental market has reduced revenues and resulted in significant operating deficits which the Local General Partner expects to continue for the next two or three years. In an effort to reduce the Fund's risk, on October 1, 2003, the Managing General Partner and Local General Partner entered an agreement to transfer a portion of the Fund's interest in Eden Park's future Tax Credits (approximately $11 per Unit) and tax losses to the Local General Partner in return for the Local General Partner agreeing to deposit $500,000 into an escrow to be used to fund current and future operating deficits, and to fund as much as an additional $500,000 to cover future operating deficits. Finally, the Managing General Partner and Local General Partner agreed that the Managing General Partner could put the Fund's interest to the Local General Partner for $1 any time after October 1, 2003 and that the Local General Partner could call the Fund's interest for fair market value any time after January 2, 2009. The Compliance Period ends for Eden Park on December 31, 2008.

As previously reported, St. Andrews Pointe, located in Columbia, South Carolina, continues to suffer primarily from its location in Columbia. The Property was built in an area of town that was once thriving, but is now considered less desirable. Occupancy has decreased in recent quarters, and debt service coverage is below appropriate levels. In addition, administrative and maintenance expenses exceed budgeted numbers. However, the management agent is strong and works diligently to advertise and attract qualified residents to the Property. Advances from the Local General Partner have enabled the Property to stay current on its loan obligations.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, Twin Oaks Meadows, located in Lansing, Michigan, has suffered with security issues and a soft rental market for the past several quarters. As a result, occupancy and revenues have decreased and working capital and debt service are below appropriate levels. Due to ongoing operating deficits, the Property has been accumulating payables. To address both of these issues, the Local General Partner had worked to obtain a new soft loan to undertake much needed security improvements to the Property and another soft loan to reduce payable and fund current operations. With the consent of the Fund, these loans closed in early May 2004. In return for its consent, the Fund received a put option that allows the Fund to transfer its interest in the Local Limited Partnership for a nominal price to the Local General Partner at any time subsequent to the end of the Property's Compliance Period, December 31, 2009.

Des Moines Street Village, located in Des Moines, Iowa, has experienced operating difficulties for the past several years, including low occupancy and debt service coverage and working capital levels that are below appropriate amounts. While the Local General Partner has prior funded deficits and the Property has remained current on its debt obligations, the Local General Partner requested and the Managing General Partner approved a refinancing of the Property's first mortgage that reduced the interest rate and will help eliminate operating deficits in the future. The refinanced loan closed in April 2004. In return for the Fund's approval of the refinancing, the Managing General Partner and the Local Limited Partner entered into a put agreement whereby the Fund can transfer its interest in the Property for a nominal amount at any time after the expiration of the Compliance Period on December 31, 2009.

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

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2004.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 13, 2004                   BOSTON FINANCIAL TAX CREDIT FUND VII,
                                          A LIMITED PARTNERSHIP


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