Form 10QSB
period 2004-12-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2005-02-14
CIK 892342

February 14, 2005




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended December 31, 2004 File Number 0-24584


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

For the quarterly period ended                     December 31, 2004
                                    -------------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                                     to
                               -----------------------------


                         Commission file number 0-24584

              Boston Financial Tax Credit Fund VII, A Limited Partnership (Exact name of registrant as specified in its charter)


                   Massachusetts                              04-3166203
------------------------------------       -----------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation or organization)




   101 Arch Street, Boston, Massachusetts               02110-1106
---------------------------------------------        --------------------------
  (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code             (617) 439-3911
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

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                          Page No.
------------------------------                                                          --------

Item 1.   Financial Statements




          Balance Sheet (Unaudited) - December 31, 2004                                   1

          Statements of Operations (Unaudited) - For the Three and Nine
               Months Ended December 31, 2004 and 2003                                    2

          Statement of Changes in Partners' Equity (Deficiency)
               (Unaudited) - For the Nine Months Ended December 31, 2004                  3

          Statements of Cash Flows (Unaudited) -
               For the Nine Months Ended December 31, 2004 and 2003                       4

          Notes to the Financial Statements (Unaudited)                                   5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                              7

Item 3.    Controls and Procedures                                                       13

PART II - OTHER INFORMATION

Items 1-6                                                                                14

SIGNATURE                                                                                15

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP



                                  BALANCE SHEET
                                December 31, 2004
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                 $    1,165,504
Restricted cash                                                                                  247,558
Marketable securities, at fair value                                                               7,221
Investments in Local Limited Partnerships (Note 1)                                             6,779,977
Other assets                                                                                         953
                                                                                          --------------
   Total Assets                                                                           $    8,201,213
                                                                                          ==============

Liabilities and Partners' Equity

Due to affiliates                                                                         $      125,028
Accrued expenses                                                                                  52,724
                                                                                          --------------
   Total Liabilities                                                                             177,752
                                                                                          --------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                                         8,023,222
Net unrealized gains on marketable securities                                                        239
                                                                                          --------------
   Total Partners' Equity                                                                      8,023,461
                                                                                          --------------
   Total Liabilities and Partners' Equity                                                 $    8,201,213
                                                                                          ==============

     The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2004 and 2003
                                   (Unaudited)



                                             Three Months Ended                          Nine Months Ended
                                      December 31,         December 31,          December 31,        December 31,
                                          2004                 2003                  2004                2003
                                      -------------        -------------         -------------     ---------------

Revenue:
   Investment                         $       5,887        $      10,129         $      14,875     $        32,252
   Other                                          -                    -                70,000              30,000
                                      -------------        -------------         -------------     ---------------
       Total Revenue                          5,887               10,129                84,875              62,252
                                      -------------        -------------         -------------     ---------------

Expenses:
   Asset management fee, affiliate           82,726               81,183               248,178             243,549
   Provision for valuation of
     investments in Local Limited
     Partnerships, net of recovery                -            2,395,000                     -           2,395,000
   Provision for valuation of advances
     to Local Limited Partnerships,
     net of recovery                              -                    -                13,141             139,494
   General and administrative
     (includes reimbursements
     to an affiliate in the amounts
     of $159,750 and $92,618 in 2004
     and 2003, respectively)                 50,965               58,929               225,283             158,153
   Amortization                               7,460                7,655                22,380              22,967
                                      -------------        -------------         -------------     ---------------
       Total Expenses                       141,151            2,542,768               508,982           2,959,163
                                      -------------        -------------         -------------     ---------------

Loss before equity in losses
   of Local Limited Partnerships           (135,264)          (2,532,639)             (424,107)         (2,896,911)

Equity in losses of Local Limited
   Partnerships (Note 1)                   (176,895)            (653,729)           (1,537,439)         (1,997,802)
                                      -------------        -------------         -------------     ---------------

Net Loss                              $    (312,159)       $  (3,186,368)        $  (1,961,546)    $    (4,894,713)
                                      =============        =============         =============     ===============

Net Loss allocated:
   General Partners                   $      (3,121)       $     (31,864)        $     (19,615)    $       (48,947)
   Limited Partners                        (309,038)          (3,154,504)           (1,941,931)         (4,845,766)
                                      -------------        --------------        -------------     ---------------
                                      $    (312,159)       $  (3,186,368)        $  (1,961,546)    $    (4,894,713)
                                      =============        =============         =============     ===============
Net Loss per Limited
Partner Unit (50,930 Units)           $       (6.07)       $      (61.94)        $      (38.13)    $        (95.15)
                                      =============        =============         =============     ===============



     The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2004
                                   (Unaudited)



                                                       Initial       Investor           Net
                                       General         Limited        Limited       Unrealized
                                       Partners        Partner        Partners         Gains            Total
                                      -----------    -------------  -----------     ----------       ---------

Balance at March 31, 2004             $  (344,473)   $   5,000    $   10,324,241    $     2,607    $   9,987,375
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -         (2,368)          (2,368)
   Net Loss                               (19,615)           -        (1,941,931)             -       (1,961,546)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Loss                        (19,615)           -        (1,941,931)        (2,368)      (1,963,914)
                                      -----------    ---------    --------------    -----------    -------------

Balance at December 31, 2004          $  (364,088)   $   5,000    $    8,382,310    $       239    $   8,023,461
                                      ===========    =========    ==============    ===========    =============


     The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2004 and 2003
                                   (Unaudited)



                                                                                      2004              2003
                                                                                  -------------    -------------

Net cash used for operating activities                                            $    (417,800)   $    (457,776)

Net cash provided by investing activities                                               279,105           11,739
                                                                                  -------------    -------------

Net decrease in cash and cash equivalents                                              (138,695)        (446,037)

Cash and cash equivalents, beginning                                                  1,304,199        1,535,666
                                                                                  -------------    -------------

Cash and cash equivalents, ending                                                 $   1,165,504    $   1,089,629
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

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2004 and 2003.

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

The following is a summary of investments in Local Limited Partnerships at December 31, 2004:

Capital contributions and advances paid to Local Limited
   Partnerships and purchase price paid to withdrawing
   partners of Local Limited Partnerships                                                        $  40,404,560

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $7,755,862)                                        (28,245,794)

Cumulative cash distributions received from Local Limited Partnerships                              (1,991,919)
                                                                                                 -------------

Investments in Local Limited Partnerships before adjustments                                        10,166,847

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                     1,252,338

   Cumulative amortization of acquisition fees and expenses                                           (332,518)
                                                                                                 -------------

Investments in Local Limited Partnerships before impairment allowance                               11,086,667

Impairment allowance on investments in Local Limited Partnerships                                   (4,306,690)
                                                                                                 -------------

Investments in Local Limited Partnerships                                                        $   6,779,977
                                                                                                 =============



For the nine months ended December 31, 2004, the Fund advanced $13,141 to one of the Local Limited Partnerships, all of which was impaired.

The Fund has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                   (Unaudited)



1. Investments in Local Limited Partnerships (continued)

The Fund's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2004 is $2,177,088. For the nine months ended December 31, 2004, the Fund has not recognized $639,649 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

2.   Commitments

At December 31, 2004, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total approximately $206,000. Of this amount, the Fund has set aside $148,281 in escrow for future capital contributions to one Local Limited Partnership.

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

Liquidity and Capital Resources

At December 31, 2004, the Fund had cash and cash equivalents of $1,165,504, compared with $1,304,199 at March 31, 2004. This decrease is primarily attributable to cash used for operations and advances to Local Limited Partnerships. These decreases are partially offset by proceeds from maturities of marketable securities and cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2004, approximately $1,115,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $115,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2004, the Fund has advanced approximately $447,000 to Local Limited Partnerships to fund operating deficits.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $869,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

At December 31, 2004, the Fund has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately 58,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2004, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

Cash Distributions

No cash distributions were made to Limited Partners during the nine months ended December 31, 2004. Cash available for distribution was not significant during the 2004 calendar year. Based on the results of prior year Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund because such amounts will be needed to fund Property operating costs. In addition, some of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

Three Month Period

The Fund's results of operations for the three months ended December 31, 2004 resulted in a net loss of $312,159, as compared to a net loss of $3,186,368 for the same period in 2003. The decrease in net loss is primarily attributable to a decrease in provision for valuation of investments in Local Limited Partnerships and a decrease in equity in losses of Local Limited Partnerships, partially offset by a decrease in investment income. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Fund not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distribution have exceeded its total investment.

Nine Month Period

The Fund's results of operations for the nine months ended December 31, 2004 resulted in a net loss of $1,961,546, as compared to a net loss of $4,894,713 for the same period in 2003. The decrease in net loss is primarily attributable to a decrease in provision for valuation of investments in Local Limited Partnerships and a decrease in provision for valuation of advances to Local Limited Partnerships, partially offset by an increase in general and administrative expenses. The decrease in provision for valuation of investments in Local Limited Partnerships is due to the prior year recognition of non-temporary declines in the carrying value of certain Local Limited Partnerships. The decrease in provision for valuation of advances to Local Limited Partnership is the result of a decrease in advances made to Local Limited Partnerships during the period ended December 31, 2004. The increase in general and administrative expense is primarily due to increased charges from an affiliate of the General Partner for administrative expenses necessary for the operation of the Fund.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update

The Fund's investment portfolio consists of limited partnership interests in nineteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,413 per Limited Partner Unit. The Managing General Partner estimates that the Fund will generate Tax Credits of approximately $62 and $10 per Unit during 2004 and 2005, respectively, with an immaterial amount expected in 2006. In the aggregate, actual and estimated Tax Credits will enable the Fund to meet the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 years from the date the Property is completed (the "Compliance Period"). Failure to do so would result in the recapture of a portion of the Property's Tax Credits. Between 2006 and continuing through 2010, the Compliance Periods of the nineteen Properties in which the Fund has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in five Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Fund.

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

On August 24, 2004, the Partnership and seven affiliates of the General Partners (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC and three other Everest-related entities (collectively, the "Everest entries") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest entities sought to inspect are not "books and records" of the Partnerships and that the Everest entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest entities filed an answer and counterclaimed against the Partnerships and their general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest entities by failing to make the purported "books and records" available. The Partnerships maintain that the Everest entities is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) the materials requested are not "books and records" of the Partnerships, as that term is defined in the relevant partnership agreements, (ii) the Everest entities does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to the Everest entries would give it an unfair informational advantage in secondary market transactions and could potentially violate federal and/or state securities laws. Because of the preliminary nature of the Massachusetts litigation, including but not limited to the fact that no discovery has taken place, no estimate of a potential outcome can be made at this time.

On July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against an affiliate of the Managing General Partner and its purported general partners (collectively, "Defendants") in Clay County, Missouri, claiming that Defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the affiliate of the Fund. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against the Fund, five more affiliates of the Managing General Partner and their purported general partners

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

(collectively, the "New Defendants"). The Court granted the amendment on November 15, 2004, and all defendants subsequently moved to dismiss the Amended Complaint in its entirety. That motion is currently pending. On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request.

Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) they are not "books and records" of the partnerships, (ii) Park does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions, and may violate federal and/or state securities laws. Defendants accordingly intend on defending against the claims vigorously. The Managing General Partner has not formed an opinion that an unfavorable outcome is either probable or remote. Therefore, the Managing General Partner refrains from expressing an opinion as to the likely outcome of the case, or the range of any loss.

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

As previously reported, operations at Los Claveles II, located in Trujillio Alto, Puerto Rico, have recently improved. The sister property to the Property ("Tower I"), which is not owned by the Fund, remained vacant for 18 months due to subsidy issues, making it very difficult to repair and occupy units at Los Claveles II. In March 2002, the subsidy issue was resolved after a long negotiating period with the United States Department of Housing and Urban Development. Since resolution of the subsidy issue at Tower I, occupancy at the Property improved substantially, and stood at 95% as of August 31, 2004. Despite these improvements, significant risks to the Fund remain. The Property continued to be in default of its first mortgage, which was restructured as part of a workout in 1999. Debt service payments were supposed to commence in February 2000 but were delayed until July 2003 because turnaround efforts at the Property were stalled for almost two years due to the subsidy issues at Tower I. Although the loan was technically in default, the workout agreement contained a clause that obligated the lender to renegotiate the terms of the workout agreement in the event that the terms of the agreement were not met. As a result, a second workout of the Property in January 2004 cured existing defaults under the 1999 workout agreement. This second workout extended maturity dates on two loans by roughly four years, and the interest rates on those two loans remained the same at 6% and 0% respectively. Interest of $630,000, which had accrued on one of the loans during the three years that the Property did not generate sufficient income to make required debt service payments, was rolled into the second loan. The workout also provided for partial pay down of accrued management fees due to an affiliate of the Local General Partner. The transaction will generate roughly $1.1 million in cancellation of indebtedness income to the Fund. Monthly debt service was reduced by approximately $2,000 under this second workout. Current net operating income is more than enough to pay this new debt service and to fund required replacement reserve deposits. The Property has operated above breakeven since the January 2004 debt restructuring.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

In addition, a site visit conducted by a representative of the Managing General Partner in August 2004 indicated the Property is in good physical shape. The Managing General Partner, concerned about the Property's long-term viability, signed an agreement in December 2002 with the Local General Partner whereby the Fund would pay its remaining capital commitment of $350,000 and release Fund Reserves of approximately $50,000 in exchange for an exit option that would allow the Fund to put its interest to the Local General Partner at any time for $10,000. In addition, the Local General Partner has the right, subsequent to the expiration of the Compliance Period on December 31, 2008, to call the Fund's interest for a price of $10,000. As part of the agreement, the Local General Partner is providing an operating guarantee in the form of a Local General Partner indemnification of any loss or any recapture of Tax Credits through the end of the Compliance Period.

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, has experienced operating difficulties for a number of years, with low occupancy and working capital and debt service coverage ratios below appropriate levels. In response to this situation, during 2001, the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage. In addition, in an effort to further reduce the Property's debt service burden, in July 2003, the Local Partnership and the Illinois Housing Development Authority closed on a mortgage restructuring of the second mortgage that reduced monthly debt service payments. As part of the transaction, the management agent agreed to subordinate a percentage of its management fee to payment of the second mortgage debt service. As a result of advances from the Local General partner and from working capital, the Property remains current on its loan obligations.

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

As previously reported, Eden Park, located in Brooklyn Park, Minnesota, has been experiencing operating difficulties since mid-2002. While occupancy improved during the third quarter of 2004, prior low occupancy due mainly from a weak rental market has reduced revenues and resulted in significant operating deficits which the Local General Partner expects to continue for the next two or three years. In an effort to reduce the Fund's risk, on October 1, 2003, the Managing General Partner and Local General Partner entered an agreement to transfer a portion of the Fund's interest in Eden Park's future Tax Credits (approximately $11 per Unit) and tax losses to the Local General Partner in return for the Local General Partner agreeing to deposit $500,000 into an escrow to be used to fund current and future operating deficits, and to fund as much as an additional $500,000 to cover future operating deficits. During the second quarter of 2004, the Local General Partner successfully refinanced the Property's first mortgage, which will save the Property approximately $200,000 in annual debt service payments. Finally, the Managing General Partner and Local General Partner agreed that the Managing General Partner could put the Fund's interest to the Local General Partner for $1 any time after October 1, 2003 and that the Local General Partner could call the Fund's interest for fair market value any time after January 2, 2009. The Compliance Period ends for Eden Park on December 31, 2008.

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

As previously reported, Des Moines Street Village, located in Des Moines, Iowa, had experienced operating difficulties for the past several years, including low occupancy and debt service coverage and working capital levels that were below appropriate amounts. While the Local General Partner had previously funded deficits and the Property has remained current on its debt obligations, the Local General Partner requested and the Managing General Partner approved a refinancing of the Property's first mortgage that reduced the interest rate and will help eliminate operating deficits in the future. The refinanced loan closed in April 2004. As part of this transaction, the Managing General Partner and the Local Limited Partner entered into a put agreement whereby the Fund can transfer its interest in the Property for a nominal amount at any time after the expiration of the Compliance Period on December 31, 2009. Both occupancy and working capital levels have improved in 2004 and the Property was operating above breakeven as of December 31, 2004.

In early 2004, the Local General Partner of Sunrise Terrace, located in Madera, California, requested the Managing General Partner to approve a refinancing and consolidation of the Property's first and second mortgage loans into a single loan. As part of this transaction, the Managing General Partner and the Local General Partner entered into an agreement to require the LGP to either purchase the Fund's interest after the end of the compliance period on December 31, 2007 based on the appraised value of the Property or to market the Property for sale. The refinancing closed on September 3, 2004 and resulted in a distribution of refinancing proceeds of $48,519 to the Fund. The Managing General Partner, in accordance with and as permitted by the Fund's Partnership Agreement, retained the entire amount of net proceeds in Reserves.

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

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP



PART II       OTHER INFORMATION

Item 1 Legal proceedings as discussed in Part I are incorporated herein by reference.


Items 2-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

             (a) Exhibits

                    31.1 Certification of Jenny Netzer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification of Jenny Netzer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2004.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2005                 BOSTON FINANCIAL TAX CREDIT FUND VII,
                                          A LIMITED PARTNERSHIP


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