Form 10KSB
period 2005-03-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2005-07-14
CIK 892342

July 13, 2005



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

       Boston Financial Tax Credit Fund VII, A Limited Partnership Annual Report on Form 10-KSB for the Year End March 31, 2005 File Number 0-24584

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

For the fiscal year end                   March 31, 2005
                        ------------------------------------------------------

                                                         OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                            to
                               -------------------------        ---------------


                         Commission file number 0-24584

              Boston Financial Tax Credit Fund VII, A Limited Partnership

            (Exact name of registrant as specified in its charter)

                   Massachusetts                             04-3166203

      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                     Identification No.)


   101 Arch Street, Boston, Massachusetts                02110-1106
---------------------------------------------    ----------------------------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code      (617) 439-3911
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by non-affiliates of the registrant.
                             $45,581,000 as of March 31, 2005
                             --------------------------------

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

     "Estimated Use of Proceeds"                                        Part III, Item 12

     "Management Compensation and Fees"                                 Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
        Credits and Cash Distributions"                                 Part III, Item 12


           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2005


                                TABLE OF CONTENTS


                                                                           Page No.

PART I

     Item 1       Business                                                   K-3
     Item 2       Properties                                                 K-5
     Item 3       Legal Proceedings                                          K-10
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                           K-11

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                            K-11
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              K-11
     Item 7       Financial Statements and Supplementary Data                K-17
     Item 8       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                     K-17
     Item 8A      Controls and Procedures                                    K-17
     Item 8B      Other Information                                          K-17

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                          K-17
     Item 10      Management Remuneration                                    K-18
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                                      K-18
     Item 12      Certain Relationships and Related Transactions             K-19
     Item 13      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                        K-20
     Item 14.     Principal Accountant Fees and Services                     K-21


SIGNATURES                                                                   K-22
----------

CERTIFICATIONS                                                               K-23


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

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2005, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions to Local Limited Partnerships: (i) Oak Ridge Apartments, A Limited Partnership, Santa Fe Oaks Phase II, A Limited Partnership, St. Andrews Pointe Apartments, A Limited Partnership, and Springwood Apartments, A Limited Partnership, representing 23.92%, have Flournoy Development Company and John Flournoy as Local General Partners; (ii) Woods Lane, A Limited Partnership, Crafton Place, A Limited Partnership, and Fountain Lakes, A Limited Partnership, representing 16.92%, have Lindsey Management Company as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports reported on Forms 8-K, which are herein incorporated by reference.

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

Item 2.  Properties

The Fund owns limited partnership interests in nineteen Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood Apartments which is 19.8%, Eden Park which is 67.00%, Fountain Lake which is 90%, and Twin Oaks Meadow which is 95.89%.

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






                                                   Capital Contributions        Mtge. loans                        Occupancy
Local Limited Partnership      Number        Total Committed   Paid Through     payable at                         at
Property Name                  of            at March 31,      March 31,        December 31,        Type of        March 31,
Property Location              Apt. Units    2005              2005             2004                Subsidy*       2005
---------------------------    ----------   ----------------   --------------   -------------      -----------    ---------------

Oak Ridge Apartments,
   A Limited Partnership
Oak Ridge
Macon, GA                        152           $2,870,245       $2,870,245       $3,790,620          None               63%

Santa Fe Oaks Phase II,
   A Limited Partnership
Santa Fe Oaks II
Gainesville, FL                  129           2,698,586        2,698,586        3,428,761          None               64%

Andrew's Pointe Limited
   Partnership
Andrew's Pointe
Burnsville, MN                   57            1,333,800        1,333,800        2,079,292          None               98%

Palo Verde II, A Nevada
   Limited Partnership
Palo Verde II
Henderson, NV                    60            1,324,801        1,324,801        1,000,631          None               96%

Woods Lane, A Limited
   Partnership
Woods Lane
Rogers, AR                       156           2,574,180        2,574,180        3,048,248          None              100%

Crafton Place, A Limited
   Partnership
Crafton Place
Fayetteville, AR                 84            1,365,120        1,365,120        1,524,142          None              100%




                                                   Capital Contributions        Mtge. loans                        Occupancy
Local Limited Partnership      Number        Total Committed   Paid Through     payable at                         at
Property Name                  of            at March 31,      March 31,        December 31,        Type of        March 31,
Property Location              Apt. Units    2005              2005             2004                Subsidy*       2005
---------------------------    ----------   ----------------   --------------   -------------      -----------    ---------------

Guardian Place
   Limited Partnership
Guardian Place
Richmond, VA                      120          2,174,390          2,174,390       2,834,970          None               98%

Twin Oaks Meadows Limited
   Dividend Housing Association
   Limited Partnership
Twin Oaks Meadows
Lansing, MI                       63           1,436,400          1,436,400       1,866,497          None               78%

Madera Sunrise Terrace
   Limited Partnership
Sunrise Terrace
Madera, CA                        52           1,523,196          1,523,196       1,212,390          None               92%

Eden Park Limited
   Partnership
Wynmor
Brooklyn Park, MN                 324          5,527,758          5,527,758       5,966,676          None               83%

Affordable Citrus Glen
   Limited Partnership
Citrus Glen
Orlando, FL                       176          4,581,360          4,581,360       5,153,664          None               98%

St. Andrews Pointe Apartments,
   A Limited Partnership
St. Andrews Pointe
Columbia, SC                      150          3,414,528          3,414,528       4,306,063          None               84%





                                                   Capital Contributions        Mtge. loans                        Occupancy
Local Limited Partnership      Number        Total Committed   Paid Through     payable at                         at
Property Name                  of            at March 31,      March 31,        December 31,        Type of        March 31,
Property Location              Apt. Units    2005              2005             2004                Subsidy*       2005
---------------------------    ----------   ----------------   --------------   -------------      -----------    ---------------

Des Moines Street Associates
   Limited Partnership
Des Moines St. Village
Des Moines, IA                    42          1,083,996          1,083,996       1,535,395        Section 8            69%

Fountain Lakes, A Limited
   Partnership
Fountain Lakes
Benton, AR                        180         2,854,593          2,854,593       3,850,154          None              100%

Fairhaven Manor Limited
   Partnership
Fairhaven Manor
Burlington, WA                    40          1,232,020          1,232,020       856,475             None               83%

Grand Boulevard Renaissance I
   Limited Partnership
Grand Boulevard Renaissance
Chicago, IL                       30          1,085,000          936,719         1,854,003        Section 8            90%

Los Claveles, S.E. Limited
   Partnership
Los Claveles II
Trujilio Alto, PR                 180         1,272,000          1,273,374       10,120,796        Section 8            91%

Springwood Apartments,
   A Limited Partnership
Springwood
Tallahassee, FL                   113         624,805            624,805         3,595,249           None               88%




                                                   Capital Contributions        Mtge. loans                        Occupancy
Local Limited Partnership      Number        Total Committed   Paid Through     payable at                         at
Property Name                  of            at March 31,      March 31,        December 31,        Type of        March 31,
Property Location              Apt. Units    2005              2005             2004                Subsidy*       2005
---------------------------    ----------   ----------------   --------------   -------------      -----------    ---------------

BHP/Harford Commons
   Limited Partnership
Harford Commons
Baltimore, MD                    30            1,187,000         1,128,000        1,736,092          None               77%
                               -----          ------------       ------------     ------------
                               2,138          $40,163,778        $39,957,871      $59,760,118
                               =====          ===========        ===========      ===========



* Section 8 This subsidy, which is authorized under Section 8 of Title II of the Housing and Community Development Act of 1974, allows qualified low-income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government.

One Local Limited Partnership invested in by the Fund represents more than 20% of the Fund's consolidated assets, equity or net losses. The following financial information represents the Local Limited Partnership's performance for the years ended December 31, 2004 and 2003.


         Eden Park Limited Partnership                          2004                  2003
         -----------------------------                      -------------         -------------
         Total Assets                                       $  10,695,883         $  11,354,068
         Total Liabilities                                  $   7,022,327         $   6,012,280
         Revenue                                            $   2,583,652         $   2,493,389
         Net Loss                                           $  (1,668,232)        $    (879,864)



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

Item 3.  Legal Proceedings

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV (the "Partnership") and its purported general partners (collectively, "Defendants") in Clay County, Missouri, claiming that Defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the Partnership. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against Boston Financial Qualified Housing Limited Partnership, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). The court granted the amendment on November 15, 2004, and all defendants subsequently moved to dismiss the amended complaint in its entirety. That motion is currently pending (along with a concurrently filed motion for entry of a blanket protective order), and oral argument on the motion took place on February 16, 2005. On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request.

After Park served a deposition notice duces tecum that requested the production of confidential non-public documents, defendants filed a Motion for a Protective Order on March 23, 2005. After a short hearing on April 21, 2005, the Court "overruled" the Motion in a brief docket entry on May 16, 2005 without any findings of fact, conclusions of law, or other explanation. On or about June 9, 2005, defendants petitioned the Missouri Court of Appeals for a writ ordering the Circuit Court to set aside the prior order and grant defendant's request for a protective order.

Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) they are not "books and records" of the partnerships, (ii) Park does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions, and may violate federal and/or state securities laws. Defendants accordingly intend on defending against the claims vigorously. We have not formed an opinion that an unfavorable outcome is either probable or remote. In addition, our counsel refrains from expressing an opinion as to the likely outcome of the case, or the range of any loss.

On August 24, 2004, Boston Financial Qualified Housing Limited Partnership, Boston Financial Tax Credit Fund Plus, A Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund VII, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and three other Everest-related entities (collectively , the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships, and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The Court has granted this Motion.

Defendants maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things, (i) they are not "books and records" of the Partnerships, (ii) Everest does not seek to review them for a proper purpose, and (iii) that selective disclosure of the information to Everest would give it an unfair informational advantage in secondary market transactions, and may violate federal and/or state securities laws. We have not formed an opinion that an unfavorable outcome is either probable or remote. In addition, our counsel refrains from expressing an opinion as to the likely outcome of the case, or the range of any loss.

Except as noted above, the Fund is not a party to any pending legal or administrate proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

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

As of March 31, 2005, there were 2,383 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. For the years ended March 31, 2005 and 2004, no cash distributions were made.

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

The Fund's investment portfolio consists of limited partnership interests in nineteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,476 per Limited Partner Unit. The Managing General Partner estimates that the Fund will generate Tax Credits of approximately $10 per Unit during 2005, with an immaterial amount expected in 2006. In the aggregate, actual and estimated Tax Credits will enable the Fund to meet the objective specified in the Fund's prospectus.

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

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Partnership intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and are including this statement for purposes of complying with these safe harbor provisions. Although the Partnership believes the forward-looking statements are based on reasonable assumptions, the Partnership can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Fund accounts for its investments in Local Limited Partnerships using the equity method of accounting. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Fund investments where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "Other Revenue" in the accompanying financial statements.

The Fund has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are reviewed for impairment whenever events or changes in circumstances indicate that the Fund may not be able to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to reduce the asset to fair value will be recorded in the Fund's financial statements.

Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 in order to address certain technical and implementation issues, requires the Fund to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Fund was required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE as of March 31, 2005.

This Interpretation requires consolidation by the Fund of the Local Limited Partnerships' assets and liabilities and results of operations if the Fund determined that the Local Limited Partnerships were VIEs and that the Fund was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Fund has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Fund is involved with those VIEs as a non-controlling limited partner equity holder. The Fund is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Fund's exposure to economic and financial statement losses from the VIEs is limited to its investment, including amounts committed but not yet funded, in the VIEs ($6,434,789 at March 31, 2005). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.

Liquidity and capital resources

At March 31, 2005, the Fund had cash and cash equivalents of $1,035,163, as compared with $1,304,199 at March 31, 2004. This decrease is primarily due to cash used for operations and investments in and advances to Local Limited Partnerships. These decreases are partially offset by proceeds from sales and maturities of marketable securities and cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2005, approximately $982,000 of cash, cash equivalents and marketable securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $116,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2005, the Fund has advanced approximately $447,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $1,001,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

At March 31, 2005, the Fund has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $58,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2005, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash distributions

No cash distributions were made to Limited Partners in the two years ended March 31, 2005. It is not expected that cash available for distribution, if any, will be significant during the 2005 calendar year. Based on the results of 2004 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund because such amounts will be needed to fund Property operating costs. In addition, some of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

 Results of operations

The Fund's results of operations for the year end March 31, 2005 resulted in a net loss of $2,680,814 as compared to a net loss of $7,327,446 for the same period in 2004. The decrease in net loss is primarily attributable to a decrease in provision for valuation of investments in Local Limited Partnerships and a decrease in provision for valuation of advances to Local Limited Partnerships, partially offset by an increase in general and administrative expenses. The decrease in provision for valuation of investments in Local Limited Partnerships is due to the prior year recognition of non-temporary declines in the carrying value of certain Local Limited Partnerships. The decrease in provision for valuation of advances to Local Limited Partnership is the result of a decrease in advances made to Local Limited Partnerships during the year ended March 31, 2005. The increase in general and administrative expense is primarily due to increased charges from an affiliate of the General Partner for administrative expenses necessary for the operation of the Fund.

Low-income housing tax credits

The 2004 and 2003 Tax Credits were $62.47 and $130.63 per Unit, respectively. The Tax Credits per Limited Partner stabilized in 1996 at approximately $147 per Unit. The Tax Credits were expected to be stable for about seven years subsequent to 1996 and then to decrease as certain Properties reach the end of the ten year Tax Credit period. However, because the Compliance Periods should extend significantly beyond the Tax Credit periods, the Fund is expected to retain most of its interests in the Local Limited Partnerships for the foreseeable future.

Property discussions

Many of the Properties in which the Fund has an interest have stabilized operations and operate above break-even. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: i) have an adverse impact on the Fund's liquidity; ii) result in their foreclosure; or
iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, operations at Los Claveles II, located in Trujillio Alto, Puerto Rico, have recently improved. The sister property to the Property ("Tower I"), which is not owned by the Fund, remained vacant for 18 months due to subsidy issues, making it very difficult to repair and occupy units at Los Claveles II. In March 2002, the subsidy issue was resolved after a long negotiating period with the United States Department of Housing and Urban Development. Since resolution of the subsidy issue at Tower I, occupancy at the Property improved substantially, and stood at 92% as of December 31, 2004. Despite these improvements, significant risks to the Fund remain. The Property continued to be in default of its first mortgage, which was restructured as part of a workout in 1999. Debt service payments were supposed to commence in February 2000 but were delayed until July 2003 because turnaround efforts at the Property were stalled for almost two years due to the subsidy issues at Tower I. Although the loan was technically in default, the workout agreement contained a clause that obligated the lender to renegotiate the terms of the workout agreement in the event that the terms of the agreement were not met. As a result, a second workout of the Property in January 2004 cured existing defaults under the 1999 workout agreement. This second workout extended maturity dates on two loans by roughly four years, and the interest rates on those two loans remained the same at 6% and 0% respectively. Interest of $630,000, which had accrued on one of the loans during the three years that the Property did not generate sufficient income to make required debt service payments was rolled into the second loan. The workout also provided for partial pay down of accrued management fees due to an affiliate of the Local General Partner. The transaction generated roughly $1.1 million in cancellation of indebtedness taxable income to the Fund. Monthly debt service was reduced by approximately $2,000 under this second workout. Current net operating income is more than enough to pay this new debt service and to fund required replacement reserve deposits. The Property has operated above breakeven since the January 2004 debt restructuring. In addition, a site visit conducted by a representative of the Managing General Partner in August 2004 indicated the Property is in good physical shape. The Managing General Partner, concerned about the Property's long-term viability, signed an agreement in December 2002 with the Local General Partner whereby the Fund would pay its remaining capital commitment of $350,000 and release Fund Reserves of approximately $50,000 in exchange for an exit option that would allow the Fund to put its interest to the Local General Partner at any time for $10,000. In addition, the Local General Partner has the right, subsequent to the expiration of the Compliance Period on December 31, 2008, to call the Fund's interest for a price of $10,000. As part of the agreement, the Local General Partner is providing an operating guarantee in the form of a Local General Partner indemnification of any loss or any recapture of Tax Credits through the end of the Compliance Period.

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, has experienced operating difficulties for a number of years, with low occupancy and working capital and debt service coverage ratios below appropriate levels. In response to this situation, during 2001, the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage. In addition, in an effort to further reduce the Property's debt service burden, in July 2003, the Local Partnership and the Illinois Housing Development Authority closed on a mortgage restructuring of the second mortgage that reduced monthly debt service payments. As part of the transaction, the management agent agreed to subordinate a percentage of its management fee to payment of the second mortgage debt service. In addition, there is significant deferred maintenance and property management is weak. Advances from the Local General partner and from working capital have enabled the Property to remain current on its loan obligations.

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

As previously reported, although operations at Palo Verde II, located in Henderson, Nevada, remain strong, the former Local General Partner filed for bankruptcy protection and refused to send the Fund its priority cash distributions, representing a default under the terms of the Local Limited Partnership Agreement. An affiliate of the Managing General Partner assumed the Local General Partner interest in September 2001. The Managing General Partner is seeking an acceptable replacement Local General Partner. These efforts are being negatively impacted by the remote possibility of litigation involving one of the former Local General Partners, who remains in bankruptcy at this time. However it is possible that he could emerge from bankruptcy and commence litigation. The statute of limitations on this potential litigation will be reached later in 2005. Should it pass without any litigation being filed, then aggressive disposition activity will be pursued.

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

As previously reported, St. Andrews Pointe, located in Columbia, South Carolina, continues to suffer primarily from its location in Columbia. The Property was built in an area of town that was once thriving, but is now considered less desirable. Occupancy has decreased in recent quarters, and debt service coverage is below an appropriate level. In addition, administrative and maintenance expenses exceed budgeted numbers. However, the management agent is strong and works diligently to advertise and attract qualified residents to the Property. Advances from the Local General Partner have enabled the Property to stay current on its loan obligations.

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

As previously reported, Des Moines Street Village, located in Des Moines, Iowa, had experienced operating difficulties for the past several years, including low occupancy and debt service coverage and working capital levels that were below appropriate amounts. While the Local General Partner had previously funded deficits and the Property has remained current on its debt obligations, the Local General Partner requested and the Managing General Partner approved a refinancing of the Property's first mortgage that reduced the interest rate and will help eliminate operating deficits in the future. The refinanced loan closed in April 2004. As part of this transaction, the Managing General Partner and the Local Limited Partner entered into a put agreement whereby the Fund can transfer its interest in the Property for a nominal amount at any time after the expiration of the Compliance Period on December 31, 2009. Both occupancy and working capital levels have improved in 2004 and the Property operated at breakeven during 2004.

As previously reported, in early 2004, the Local General Partner of Sunrise Terrace, located in Madera, California, requested the Managing General Partner to approve a refinancing and consolidation of the Property's first and second mortgage loans into a single loan. As part of this transaction, the Managing General Partner and the Local General Partner entered into an agreement to require the LGP to either purchase the Fund's interest after the end of the compliance period on December 31, 2007 based on the appraised value of the Property or to market the Property for sale. The refinancing closed on September 3, 2004 and resulted in a distribution of refinancing proceeds of $48,519 to the Fund. The Managing General Partner, in accordance with and as permitted by the Fund's Partnership Agreement, retained the entire amount of net proceeds in Reserves.

Inflation and other economic factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2005 and 2004.

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

None.


Item 8A.  Controls and Procedures

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


Item 8B.  Other Information

No Reports on Form 8-K were filed during the fourth quarter of the year end March 31, 2005.


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

Jenny Netzer, age 49, Executive Vice President, Tax Credit Equity Group - Ms. Netzer is responsible for tax credit investment programs to institutional clients. She joined MMA Financial, LLC as a result of the Boston Financial and subsequent Lend Lease HCI acquisitions, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, as a former member of Watertown Zoning Board of Appeals, as the Officer of Affordable Housing Tax Credit Coalition and is a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 48, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial, LLC. He joined MMA Financial, LLC as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

The Fund is organized as a Limited Partnership solely for the purpose of real estate investment and does not have any employees. Therefore the Fund has not adopted a Code of Ethics.

The Fund is structured as a Limited Partnership that was formed principally for real estate investment and is not "listed" issuer as defined by Rule 10A-3 of the Securities Exchange Act of 1934. Accordingly, neither an audit committee nor a financial expert to serve on such a committee has been established by the Fund.

Item 10.  Management Remuneration
---------------------------------

Neither the directors nor officers of Arch Street VIII, Inc., nor the partners of Arch Street VII L.P., nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2005, the following is the only entity known to the Fund to be the beneficial owner of more than 5% of the Units outstanding:
                                                                         Amount
     Title of      Name and Address of                Beneficially       Percent
     Class         Beneficial Owner                      Owned          of Class
---------------  -----------------------------------  --------------   --------

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

Item 12.  Certain Relationships and Related Transactions

The Fund was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid during the years ended March 31, 2005 and 2004 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions." Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the Fees paid and expense reimbursements made in the two years ended March 31, 2005 is presented as follows:



Organizational fees and expenses and selling expenses

In accordance with the Partnership Agreement, the Fund is required to pay certain fees to and reimburse expenses of the Managing General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. Commissions, fees and accountable expenses related to the sale of the Units totaling $6,304,898 were charged directly to Limited Partners' equity. In connection therewith, $4,329,050 of selling expenses and $1,975,848 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the Managing General Partner. In addition, the Fund has paid $50,000 in organization costs to an affiliate of the Managing General Partner. This cost has been included in the balance sheet. Total organization and offering expenses, exclusive of selling commissions and underwriting advisory fees, did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses were paid during the two years ended March 31, 2005.

Acquisition fees and expenses

In accordance with the Partnership Agreement, the Fund was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 6% of the Gross Proceeds. Acquisition expenses, which include legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses, totaled 1.5% of the Gross Proceeds. Acquisition fees totaling $3,055,800 for the closing of the Fund's Local Limited Partnership investments were paid to an affiliate of the Managing General Partner. Of this amount, approximately $2,567,000 is included as capital contributions to Local Limited Partnerships. Acquisition expenses totaling $763,950 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2005.

Asset management fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives 0.5% (annually adjusted by the CPI factor) of Gross Proceeds as the annual Asset Management Fee. Fees earned during the years ended March 31, 2005 and 2004 are as follows:



                                                                      2005             2004
                                                                --------------    -------------

   Asset management fees                                        $      333,634    $     326,275



                  Salaries and benefits expense reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable during the years ended March 31, 2005 and 2004 are as follows:



                                                                      2005             2004
                                                                --------------    -------------

   Salaries and benefits expense reimbursements                 $      197,292    $     142,130



Cash distributions paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Fund, Arch Street VIII, Inc. and Arch Street VII L.P., receive 1% of cash distributions paid to partners. To date, the Fund has not paid any cash distributions to partners.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA Financial, LLC and its affiliates during the years ended March 31, 2005 and 2004 is presented in Note 5 to the Financial Statements.

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

(b)      Exhibits

          31.1     Certification of Principal Executive Officer pursuant to
                   section 302 of the Sarbanes-Oxley Act of 2002
          31.2     Certification of Principal Financial Officer pursuant to
                   section 302 of the Sarbanes-Oxley Act of 2002
          32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes -Oxley Act of 2002


Item 14.   Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2005 as follows:


                                                                2005              2004
                                                              ---------         --------

     Audit fees                                               $  20,350         $ 22,540
     Tax fees                                                 $   1,950         $  1,850



No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2005.

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

      By:  Arch Street VIII, Inc.
           its Managing General Partner


     By:   /s/Jenny Netzer                                Date:    July 13, 2005
           ---------------------------------------                 -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Fund and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                              Date:    July 13, 2005
           ---------------------------------------              -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC



     By:   /s/Michael H. Gladstone                      Date:   July 13, 2005
           -----------------------------                        -------------
           Michael H. Gladstone
           Principal
           MMA Financial, LLC



           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

         ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2005
                                      INDEX


                                                                               Page No.


Report of Independent Registered Public Accounting Firm
   For the years ended March 31, 2005 and 2004                                   F-2

Financial Statements

   Balance Sheet - March 31, 2005                                                F-3

   Statements of Operations - For the years ended
     March 31, 2005 and 2004                                                     F-4

   Statements of Changes in Partners' Equity (Deficiency) -
     For the years ended March 31, 2005 and 2004                                 F-5

   Statements of Cash Flows - For the years ended
     March 31, 2005 and 2004                                                     F-6

   Notes to the Financial Statements                                             F-7



        Report of Independent Registered Public Accounting Firm


To the Partners of
Boston Financial Tax Credit Fund VII, A Limited Partnership


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund VII, A Limited Partnership ("the Partnership") at March 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
July 13, 2005

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP





                                  BALANCE SHEET
                                 MARCH 31, 2005




Assets

Cash and cash equivalents                                                                 $    1,035,163
Restricted cash (Notes 4 and 6)                                                                  248,813
Marketable securities, at fair value (Note 3)                                                      4,884
Investments in Local Limited Partnerships (Note 4)                                             6,228,882
Other assets                                                                                       1,153
                                                                                          --------------
     Total Assets                                                                         $    7,518,895
                                                                                          ==============


Liabilities and Partners' Equity

Due to affiliates (Notes 4 and 5)                                                         $      185,988
Accrued expenses                                                                                  28,800
                                                                                          --------------
     Total Liabilities                                                                           214,788
                                                                                          --------------

Commitments (Note 6)

General, Initial and Investor Limited Partners' Equity                                         7,303,954
Net unrealized gains on marketable securities                                                        153
                                                                                          --------------
     Total Partners' Equity                                                                    7,304,107
                                                                                          --------------
     Total Liabilities and Partners' Equity                                               $    7,518,895
                                                                                          ==============




The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2005 and 2004



                                                                                    2005                2004
                                                                                -------------      -------------
Revenue:
   Investment                                                                   $      21,182      $      36,551
   Other                                                                               70,000             30,000
                                                                                --------------       ------------
     Total Revenue                                                                     91,182             66,551
                                                                                     ---------         ---------


Expenses:
   Asset management fees, affiliate (Note 5)                                          333,634            326,275
   Provision for valuation of advances to
     Local Limited Partnerships (Note 4)                                               13,876            139,494
   Provision for valuation of investments in Local Limited
     Partnerships (Note 4)                                                                  -          3,860,000
   General and administrative expenses (includes
     reimbursements to an affiliate in the amounts of
     $197,292 and $142,130 in 2005 and 2004, respectively)
      (Note 5)                                                                        316,246            234,103
   Amortization                                                                        24,982             30,623
                                                                                -------------      -------------
       Total Expenses                                                                 688,738          4,590,495
                                                                                -------------      -------------

Loss before equity in losses of
   Local Limited Partnerships                                                        (597,556)        (4,523,944)

Equity in losses of
   Local Limited Partnerships (Note 4)                                             (2,083,258)        (2,803,502)
                                                                                -------------      -------------

Net Loss                                                                        $  (2,680,814)     $  (7,327,446)
                                                                                =============      =============

Net Loss allocated:
   General Partners                                                             $     (26,808)     $     (73,274)
   Limited Partners                                                                (2,654,006)        (7,254,172)
                                                                                -------------      -------------
                                                                                $  (2,680,814)     $  (7,327,446)
                                                                                =============      =============
Net Loss per Limited Partner Unit
   (50,930 Units)                                                               $      (52.11)     $      (142.43)
                                                                                =============      ==============


The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2005 and 2004



                                                       Initial       Investor           Net
                                       General         Limited        Limited       Unrealized
                                       Partners        Partner        Partners         Gains            Total
                                      -----------    -------------   -----------     ----------       ---------

Balance at March 31, 2003             $  (271,199)   $   5,000    $   17,578,413    $    20,615    $  17,332,829
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -        (18,008)         (18,008)
   Net Loss                               (73,274)           -        (7,254,172)             -       (7,327,446)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Loss                        (73,274)           -        (7,254,172)       (18,008)      (7,345,454)
                                      -----------    ---------    --------------    -----------    -------------

Balance at March 31, 2004                (344,473)       5,000        10,324,241          2,607        9,987,375
                                      -----------    ---------    --------------    -----------    -------------

Comprehensive Loss:
   Change in net unrealized gains
     on marketable securities
     available for sale                         -            -                 -         (2,454)          (2,454)
   Net Loss                               (26,808)           -        (2,654,006)             -       (2,680,814)
                                      -----------    ---------    --------------    -----------    -------------
Comprehensive Loss                        (26,808)           -        (2,654,006)        (2,454)      (2,683,268)
                                      -----------    ---------    --------------    -----------    -------------

Balance at March 31, 2005             $  (371,281)   $   5,000    $    7,670,235    $       153    $   7,304,107
                                      ===========    =========    ==============    ===========    =============




The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP





                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2005 and 2004



                                                                                    2005              2004
                                                                                -------------    -------------
Cash flows from operating activities:
   Net Loss                                                                     $  (2,680,814)   $  (7,327,446)
   Adjustments to reconcile net loss
     to net cash used for operating activities:
     Equity in losses of Local Limited Partnerships                                 2,083,258        2,803,502
     Provision for valuation of advances to
       Local Limited Partnerships                                                      13,876          139,494
     Provision for valuation of investments in Local
       Limited Partnerships                                                                 -        3,860,000
     Amortization                                                                      24,982           30,623
     Other non-cash items                                                                (385)            (734)
     Increase (decrease) in cash arising from
       changes in operating assets and liabilities:
       Restricted cash                                                                 (3,204)          (2,305)
       Other assets                                                                       359            6,447
       Due to affiliates                                                                5,934          (52,206)
       Accrued expenses                                                                 3,278           (8,658)
                                                                                -------------    -------------
Net cash used for operating activities                                               (552,716)        (551,283)
                                                                                -------------    -------------

Cash flows from investing activities:
   Proceeds from sales and maturities
     of marketable securities                                                         105,047          515,451
   Investments in Local Limited Partnerships                                                -         (200,000)
   Advances to Local Limited Partnerships                                             (13,876)        (139,494)
   Cash distributions received from Local
     Limited Partnerships                                                             192,509          143,859
                                                                                -------------    -------------
Net cash provided by investing activities                                             283,680          319,816
                                                                                -------------    -------------

Net decrease in cash and cash equivalents                                            (269,036)        (231,467)

Cash and cash equivalents, beginning                                                1,304,199        1,535,666
                                                                                -------------    -------------

Cash and cash equivalents, ending                                               $   1,035,163    $   1,304,199
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

Under the terms of the Partnership Agreement, the Fund originally designated 5% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time as it deems appropriate. At March 31, 2005, the Managing General Partner has designated approximately $982,000 of cash, cash equivalents and marketable securities as such Reserve.

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

Concentration of Credit Risk

The Fund invests its cash primarily in money market funds with commercial banks. At times, cash balances at a limited number of banks and financial institutions may exceed federally insured amounts. Management believes it mitigates its credit risk by investing in major financial institutions.

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

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

2.       Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Fund accounts for its investments in Local Limited Partnerships using the equity method of accounting. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "Other Revenue" in the accompanying financial statements.

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

The General Partners have decided to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2004 and 2003 and for the years then ended.

The Fund has implemented policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The investments are reviewed for impairment whenever events or changes in circumstances indicate that the Fund may not be able to recover its carrying value. If an other than temporary impairment in carrying value exists, a provision to reduce the asset to fair value will be recorded in the Fund's financial statements.

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

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures About Fair Value of Financial Instruments, requires disclosure for the fair value of most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value and investments accounted for under the equity method, and all nonfinancial assets, such as real property. Unless otherwise described, the fair values of the Fund's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts in the accompanying balance sheet.

Income Taxes

No provision for income taxes has been made, as the liability for such taxes is an obligation of the partners of the Fund.

Accounting Standard Update

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 in order to address certain technical and implementation issues, requires the Fund to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Fund was required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE as of March 31, 2005.

This Interpretation requires consolidation by the Fund of the Local Limited Partnerships' assets and liabilities and results of operations if the Fund determined that the Local Limited Partnerships were VIEs and that the Fund was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Fund has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Fund is involved with those VIEs as a non-controlling limited partner equity holder. The Fund is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Fund's exposure to economic and financial statement losses from the VIEs is limited to its investment, including amounts committed but not yet funded, in the VIEs ($6,434,789 at March 31, 2005). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

3.   Marketable Securities

A summary of marketable securities is as follows:
                                                                 Gross           Gross
                                                              Unrealized     Unrealized         Fair
                                                   Cost         Gains           Losses          Value

Mortgage backed securities                     $     4,731    $       153    $         -     $     4,884
                                               -----------    -----------    -----------     -----------

Marketable securities at
   March 31, 2005                              $     4,731    $       153    $         -     $     4,884
                                               ===========    ===========    ===========     ===========



Actual maturities for mortgage backed securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the maturities of marketable securities were approximately $105,000 and $500,000 during the years ended March 31, 2005 and 2004, respectively. Proceeds from the sales of marketable securities were approximately $16,000 during the year ended March 31, 2004. Included in investment income are gross gains of $1,105 and gross losses of $371 that were realized on the sales during the year ended March 31, 2004.

4.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in nineteen Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood Apartments which is 19.8%, Eden Park which is 67%, Fountain Lakes which is 90%, and Twin Oaks Meadow which is 95.89%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund's interests in the Local Limited Partnership's at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to a third parties, or upon dissolution of the Local Limited Partnership's, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2005:



Capital contributions and advances paid to Local Limited
   Partnerships and purchase price paid to withdrawing
   partners of Local Limited Partnerships                                                      $    40,405,295

Cumulative equity in losses of Local Limited Partnerships
   (excluding cumulative unrecognized losses of $8,762,756)                                        (28,791,613)

Cumulative cash distributions received from Local Limited Partnerships                              (1,994,593)
                                                                                               ---------------

Investments in Local Limited Partnerships before adjustments                                         9,619,089

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                     1,252,338

   Cumulative amortization of acquisition fees and expenses                                           (335,120)
                                                                                               ---------------

Investments in Local Limited Partnerships before impairment allowance                               10,536,307

Impairment allowance on investments in Local Limited Partnerships                                   (4,307,425)
                                                                                               ---------------

Investments in Local Limited Partnerships                                                      $     6,228,882
                                                                                               ===============


           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

4. Investments in Local Limited Partnerships (continued)

For the year ended March 31, 2005, the Fund advanced $13,876 to two of the Local Limited Partnerships, all of which was impaired. The Fund has also recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

Summarized combined financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2004 and 2003 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:



Summarized Balance Sheets - as of December 31,
                                                                                 2004                  2003
                                                                           ---------------       ---------------
Assets:
   Investment property, net                                                $    68,580,232       $    71,524,853
   Other assets                                                                  5,154,232             5,438,801
                                                                           ---------------       ---------------
Total Assets                                                               $    73,734,464       $    76,963,654
                                                                           ===============       ===============

Liabilities and Partners' Equity:
   Mortgage notes payable                                                  $    59,760,118       $    58,480,485
   Other liabilities                                                             8,762,158             8,263,140
                                                                           ---------------       ---------------
     Total Liabilities                                                          68,522,276            66,743,625
                                                                           ---------------       ---------------

Fund's equity (deficiency)                                                        (419,471)            3,542,156
Other partners' equity                                                           5,631,659             6,677,873
                                                                           ---------------       ---------------
     Total Partners' Equity                                                      5,212,188            10,220,029
                                                                           ---------------       ---------------
     Total Liabilities and Partners' Equity                                $    73,734,464       $    76,963,654
                                                                           ===============       ===============

Summarized Income Statements  -
for the years ended December 31,
                                                                                 2004                  2002
                                                                           ---------------       ---------------

Rental and other revenue                                                   $    13,530,513       $    13,484,132
                                                                           ---------------       ---------------

Expenses:
   Operating                                                                    10,119,505             8,796,105
   Interest                                                                      4,168,803             4,317,667
   Depreciation and amortization                                                 3,797,164             3,929,015
                                                                           ---------------       ---------------
       Total Expenses                                                           18,085,472            17,042,787
                                                                           ---------------       ---------------

Net Loss                                                                   $    (4,554,959)      $    (3,558,655)
                                                                           ===============       ===============

Fund's share of Net Loss                                                   $    (3,729,801)      $    (3,321,783)
                                                                           ===============       ===============
Other partners' share of Net Loss                                          $      (825,158)      $      (237,278)
                                                                           ===============       ===============



For the years ended March 31, 2005 and 2004, the Fund has not recognized $1,646,543 and $518,281, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

4. Investments in Local Limited Partnerships (continued)

The Fund's deficiency as reflected by the Local Limited Partnerships of $(419,471) differs from the Fund's investments in Local Limited Partnerships before adjustments of $9,619,089 primarily because of cumulative unrecognized losses as described above and advances to Local Limited Partnerships which the Fund has included in investments in Local Limited Partnerships.

The Fund has set aside in an escrow account future capital contributions related to its investment in one Local Limited Partnership. Interest earned on this deposit is payable to the Local General Partner. As of March 31, 2005, $100,532 of interest due to the Local General Partner is included in due to affiliates.

5.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of 0.50% (annually adjusted by the CPI factor) of Gross Proceeds as the annual Asset Management Fee for administering the affairs of the Fund. Asset Management Fees of $333,634 and $326,275 have been expensed in the years ended March 31, 2005 and 2004, respectively. Included in due to affiliates at March 31, 2005 is $85,456 of Asset Management Fees. During the years ended March 31, 2005 and 2004, $330,904 and $324,733, respectively, were paid out of available cash flow for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2005 and 2004 is $197,292 and $142,130, respectively, that the Fund has incurred for these expenses. As of March 31, 2005, all reimbursements to an affiliate of the Managing General Partner for these expenses have been paid.

6.   Commitments

At March 31, 2005, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total approximately $206,000. Of this amount, the Fund has set aside $148,281 in escrow for future capital contributions to one Local Limited Partnership.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

7.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2005 and 2004 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2004 and 2003:


                                                                                  2005             2004
                                                                             -------------     -------------

Net Loss per financial statements                                            $  (2,680,814)    $  (7,327,446)

Equity in losses of Local Limited Partnerships for financial reporting (tax)
   purposes in excess of equity in losses for
   tax (financial reporting) purposes                                            1,864,694          (421,926)

Equity in losses of Local Limited Partnerships not
   recognized for financial reporting purposes                                  (1,646,543)         (518,281)

Adjustment to reflect March 31 fiscal year end
   to December 31 taxable year end                                                  15,738            (1,560)

Amortization for tax purposes in excess of
   amortization for financial reporting purposes                                   (20,558)          (14,917)
Provision for valuation of advances to Local Limited
   Partnerships not deductible for tax purposes                                     13,876           139,494

Provision for valuation of investments in Local Limited
   Partnerships not deductible for tax purposes                                          -         3,860,000

Loss on disposal of investment in Local Limited Partnership
   for tax purposes                                                                      -          (694,957)
                                                                             -------------     -------------

Net Loss per tax return                                                      $  (2,453,607)    $  (4,979,593)
                                                                             =============     =============



The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2005 and December 31, 2004, respectively are as follows:



                                                      Financial
                                                      Reporting               Tax
                                                      Purposes                Purposes          Differences

Investments in Local Limited Partnerships          $   6,228,882           $   5,599,697       $     629,185
                                                   =============           =============       ===============
Other assets                                       $   1,290,013           $   7,725,897       $  (6,435,884)
                                                   =============           =============       =============
Liabilities                                        $     214,788           $     177,752       $      37,036
                                                   =============           =============       =============



The differences in assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $3,495,000 more than for financial reporting purposes. In addition, for financial reporting purposes, the Fund has not recognized approximately $8,763,000 of equity in losses relating to Local Limited Partnerships whose cumulative equity in losses exceed its total investments; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $131,000; (iii) approximately $60,000 of cash distributions received from Local Limited Partnerships were received during the three months ended March 31, 2005; (iv) the Fund has recorded an impairment allowance on its investments in Local Limited Partnerships for approximately $4,307,000 that is not recorded for tax purposes; and (v) organizational and offering costs of approximately $6,305,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.