Form 10QSB
period 2005-06-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2005-08-16
CIK 892342

August 15, 2005




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended June 30, 2005
       File Number 0-24584


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

For the quarterly period ended       June 30, 2005
                                    ---------------------
                                                         OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------


                         Commission file number 0-24584

           Boston Financial Tax Credit Fund VII, A Limited Partnership
             (Exact name of registrant as specified in its charter)


                   Massachusetts                      04-3166203
------------------------------------------          ---------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                   Identification No.)



   101 Arch Street, Boston, Massachusetts               02110-1106
---------------------------------------------    ------------------------------
  (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code           (617) 439-3911
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

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                               TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - June 30, 2005                                       1

          Statements of Operations (Unaudited) -
               For the Three Months Ended June 30, 2005 and 2004                          2

          Statement of Changes in Partners' Equity (Deficiency)
               (Unaudited) - For the Three Months Ended June 30, 2005                     3

          Statements of Cash Flows (Unaudited) -
               For the Three Months Ended June 30, 2005 and 2004                          4

          Notes to the Financial Statements (Unaudited)                                   5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                              7

Item 3.    Controls and Procedures                                                       14

PART II - OTHER INFORMATION

Items 1-6                                                                                15

SIGNATURE                                                                                16


CERTIFICATIONS                                                                           17


           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                  BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)


Assets

Cash and cash equivalents                                                                         $       342,915
Restricted cash                                                                                           250,436
Investment securities (Note 1)                                                                            550,278
Investments in Local Limited Partnerships (Note 2)                                                      5,715,637
Other assets                                                                                                5,346
                                                                                                  ---------------
     Total Assets                                                                                 $     6,864,612
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliates                                                                                 $       307,259
Accrued expenses                                                                                           36,924
                                                                                                  ---------------
     Total Liabilities                                                                                    344,183
                                                                                                  ---------------

Commitments (Note 3)

General, Initial and Investor Limited Partners' Equity                                                  6,520,319
Net unrealized gains on marketable securities                                                                 110
                                                                                                  ---------------
     Total Partners' Equity                                                                             6,520,429
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $     6,864,612
                                                                                                  ===============



   The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2005 and 2004
                                   (Unaudited)



                                                                                 2005                     2004
                                                                           ----------------         ---------------
Revenue:
   Investment                                                              $          7,278         $         3,798
   Other                                                                                  -                  70,000
                                                                           ----------------         ---------------
     Total Revenue                                                                    7,278                  73,798
                                                                           ----------------         ---------------

Expense:
   Asset management fees, affiliate                                                  85,456                  82,726
   Provision for valuation of advances to
     Local Limited Partnerships                                                     200,037                       -
   Provision for valuation of investments in
     Local Limited Partnerships                                                     133,000                       -
   General and administrative (includes
     reimbursements to an affiliate in the amount
     of  $34,192 and  $56,827 in 2005 and
     2004, respectively)                                                             78,373                  90,849
   Amortization                                                                       6,246                   7,460
                                                                           ----------------         ---------------
     Total Expense                                                                  503,112                 181,035
                                                                           ----------------         ---------------

Loss before equity in losses of Local Limited Partnerships                         (495,834)               (107,237)

Equity in losses of Local Limited Partnerships (Note 2)                            (287,801)               (689,991)
                                                                           ----------------         ---------------

Net Loss                                                                   $       (783,635)        $      (797,228)
                                                                           ================         ===============

Net Loss allocated:
   General Partners                                                        $         (7,836)        $        (7,972)
   Limited Partners                                                                (775,799)               (789,256)
                                                                           ----------------         ---------------
                                                                           $       (783,635)        $      (797,228)
                                                                           ================         ===============
Net Loss per Limited Partner Unit
   (50,930 Units)                                                          $         (15.23)        $        (15.50)
                                                                           ================         ================


   The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2005
                                   (Unaudited)



                                                            Initial           Investor            Net
                                           General          Limited            Limited        Unrealized
                                          Partners          Partner            Partner           Gains            Total

Balance at March 31, 2005                $  (371,281)    $     5,000       $    7,670,235    $         153   $    7,304,107
                                         -----------     -----------       --------------    -------------   --------------

Comprehensive Loss:
  Change in net unrealized
     gains on marketable
     securities available for sale                 -               -                    -             (43)              (43)
  Net Loss                                    (7,836)              -             (775,799)              -          (783,635)
                                         -----------     -----------       --------------    ------------    --------------
Comprehensive Loss                            (7,836)              -             (775,799)            (43)         (783,678)
                                         -----------     -----------       --------------    ------------    --------------

Balance at June 30, 2005                 $  (379,117)    $     5,000       $    6,894,436    $        110    $    6,520,429
                                         ===========     ===========       ==============    ============    ==============



   The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2005 and 2004
                                   (Unaudited)



                                                                              2005                  2004
                                                                          -------------         -------------

Net cash provided by (used for) operating activities                      $     (32,972)        $      43,405

Net cash provided by (used for) investing activities                           (659,276)               48,487
                                                                          -------------         -------------

Net increase (decrease) in cash and cash equivalents                           (692,248)               91,892

Cash and cash equivalents, beginning                                          1,035,163             1,304,199
                                                                          -------------         -------------

Cash and cash equivalents, ending                                         $     342,915         $   1,396,091
                                                                          =============         =============



   The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-KSB for the year ended March 31, 2005. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2005 and 2004.

1.   Investment Securities

The Fund's investment securites may be classified as "Available for Sale" or "Held to Maturity". Those classified as "Available for Sale" are carried at fair value (as reported by the brokerage firms at which they are held), with unrealized gains or losses excluded from earnings and reported as a separate component of partner's equity. Those classified as "Held to Maturity," with maturity dates ranging from 2005 to 2006, are reported at amortized cost. For securities held-to-maturity, the fair value at June 30, 2005 is approximately $547,000. For securities classified as available for sale, the fair value at June 30, 2005 is approximately $5,000. There were no sales of investment securities during the quarter ended June 30, 2005.

2.   Investments in Local Limited Partnerships

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

The following is a summary of investments in Local Limited Partnerships at June 30, 2005:


Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                    $    40,605,332

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $9,687,717)                                                                   (29,079,414)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,080,791)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              9,445,127

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,252,338

   Cumulative amortization of acquisition fees and expenses                                                (341,366)
                                                                                                    ---------------

Investments in Local Limited Partnerships before impairment allowance                                    10,356,099

Impairment allowance on investments in Local Limited Partnerships                                        (4,640,462)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     5,715,637
                                                                                                    ===============

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                   (Unaudited)



2. Investments in Local Limited Partnerships (continued)

The Fund has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2005 is $1,212,762. For the three months ended June 30, 2005, the Fund has not recognized $924,961 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

3.   Commitments

At June 30, 2005, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total approximately $206,000. Of this amount, the Fund has set aside $148,281 in escrow for future capital contributions to one Local Limited Partnership.

4.   Significant Equity Investees

One Local Limited Partnership invested in by the Fund represents more than 20% of the Fund's consolidated assets, equity or net losses. The following financial information represents the Local Limited Partnership's performance for the three months ended March 31, 2005 and 2004:

         St. Andrews Pointe Apartments              2005              2004
         -----------------------------           -------------    -------------
         Revenue                                 $     233,457    $     223,190
         Net Loss                                $    (108,348)   $    (119,277)

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

In January 2003, the FASB issued Interpretation No. 46 ("Interpretation"), "Consolidation of Variable Interest Entities", which provides new criteria for determining whether or not consolidation accounting is required. The Interpretation, which was modified in December 2003 in order to address certain technical and implementation issues, requires the Fund to consider consolidation or provide additional disclosures of financial information for Local Limited Partnerships meeting the definition of a Variable Interest Entity ("VIE"). The Fund was required to apply the Interpretation to the Local Limited Partnerships meeting the definition of a VIE.

This Interpretation requires consolidation by the Fund of the Local Limited Partnerships' assets and liabilities and results of operations if the Fund determined that the Local Limited Partnerships were VIEs and that the Fund was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Fund has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Fund is involved with those VIEs as a non-controlling limited partner equity holder. The Fund is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Fund's exposure to economic and financial statement losses from the VIEs is limited to its investment, including amounts committed but not yet funded, in the VIEs ($5,862,544 at June 30, 2005). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At June 30, 2005, the Fund had cash and cash equivalents of $342,915, compared with $1,035,163 at March 31, 2005. This decrease is primarily attributable to cash used for operations, advances paid to a Local Limited Partnership and purchases of investment securities. These decreases are partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2005, approximately $836,000 of cash, cash equivalents and investment securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $120,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2005, the Fund has advanced approximately $647,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $943,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.


At June 30, 2005, the Fund has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $58,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2005, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

Cash Distributions

No cash distributions were made to Limited Partners during the three months ended June 30, 2005. It is not expected that cash available for distribution, if any, will be significant during the 2005 calendar year. Based on the results of 2004 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund because such amounts will be needed to fund Property operating costs. In addition, some of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

The Fund's results of operations for the three months ended June 30, 2005 resulted in a net loss of $783,635 as compared to a net loss of $797,228 for the same period in 2004. The decrease in net loss is primarily attributable to a decrease in general and administrative expenses and a decrease in equity in losses of Local Limited Partnerships.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

General and administrative costs decreased primarily due to decreased charges due to an affiliate of the Managing General Partner for operations and administrative expenses necessary for the operation of the Partnership. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing a higher portion of losses in the current year relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment.

These decreases are partially offset by an increase in provision for valuation of investments in Local Limited Partnerships, an increase in provision for valuation of advances to Local Limited Partnerships and a decrease in other income. Provision for valuation of investments increased due to the Partnership recording an impairment allowance for its investments in certain Local Limited Partnerships. The increase in provision for valuation of advances to Local Limited Partnerships is the result of a reserve for advances made to one Local Limited Partnership. The decrease in other income is primarily due to a decrease in distributions from Local Limited Partnerships with carrying values of zero.

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

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV and its purported general partners (collectively, the "Defendants") in Clay County, Missouri, claiming that the Defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the Fund. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against the Fund, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, and

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Portfolio Update (continued)

their purported general partners (collectively, the "New Defendants"). The court granted the amendment on November 15, 2004, and the New Defendants subsequently moved to dismiss the amended complaint in its entirety. That motion is currently pending (along with a concurrently filed motion for entry of a blanket protective order), and oral arguments on the motion took place on February 16, 2005. On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request.

After Park served a deposition notice duces tecum that requested the production of confidential non-public documents, the New Defendants filed a Motion for a Protective Order on March 23, 2005. After a short hearing on April 21, 2005, the Court "overrruled" the Motion in a brief docket entry on May 16, 2005 without any findings of fact, conclusions of law, or other explanation. On or about June 9, 2005, the New Defendants petitioned the Missouri Court of Appeals for a writ ordering the Circuit Court to set aside the prior order and grant the New Defendants' request for a protective order.

The New Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the New Defendants;
(ii) Park does not seek to review them for a proper purpose; and (iii) that selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The New Defendants accordingly intend on defending against the claims vigorously. The New Defendants have not formed an opinion that an unfavorable outcome is either probable or remote. Therefore, the New Defendants' counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

On August 24, 2004, the Fund, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and three other Everest-related entities (collectively , the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The Court has granted this Motion.

The Partnerships maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) that selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships have not formed an opinion that an unfavorable outcome is either probable or remote. Therefore, the Partnerships' counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

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

As previously reported, operations at Los Claveles II, located in Trujillio Alto, Puerto Rico, have recently improved. The sister property to the Property ("Tower I"), which is not owned by the Fund, remained vacant for 18 months due to subsidy issues, making it very difficult to repair and occupy units at Los Claveles II. In March 2002, the subsidy issue was resolved after a long negotiating period with the United States Department of Housing and Urban Development. Since resolution of the subsidy issue at Tower I, occupancy at the Property improved substantially, and stood at 92% as of March 31, 2005. Despite these improvements, significant risks to the Fund remain. The Property continued to be in default of its first mortgage, which was restructured as part of a workout in 1999. Debt service payments were supposed to commence in February 2000 but were delayed until July 2003 because turnaround efforts at the Property were stalled for almost two years due to the subsidy issues at Tower I. Although the loan was technically in default, the workout agreement contained a clause that obligated the lender to renegotiate the terms of the workout agreement in the event that the terms of the agreement were not met. As a result, a second workout of the Property in January 2004 cured existing defaults under the 1999 workout agreement. This second workout extended maturity dates on two loans by roughly four years, and the interest rates on those two loans remained the same at 6% and 0% respectively. Interest of $630,000, which had accrued on one of the loans during the three years that the Property did not generate sufficient income to make required debt service payments was rolled into the second loan. The workout also provided for partial pay down of accrued management fees due to an affiliate of the Local General Partner. The transaction generated roughly $1.1 million in cancellation of indebtedness taxable income to the Fund. Monthly debt service was reduced by approximately $2,000 under this second workout. Current net operating income is more than enough to pay this new debt service and to fund required replacement reserve deposits. The Property has operated above breakeven since the January 2004 debt restructuring. In addition, a site visit conducted by a representative of the Managing General Partner in August 2004 indicated the Property is in good physical shape. The Managing General Partner, concerned about the Property's long-term viability, signed an agreement in December 2002 with the Local General Partner whereby the Fund would pay its remaining capital commitment of $350,000 and release Fund Reserves of approximately $50,000 in exchange for an exit option that would allow the Fund to put its interest to the Local General Partner at any time for $10,000. In addition, the Local General Partner has the right, subsequent to the expiration of the Compliance Period on December 31, 2008, to call the Fund's interest for a price of $10,000. As part of the agreement, the Local General Partner is providing an operating guarantee in the form of a Local General Partner indemnification of any loss or any recapture of Tax Credits through the end of the Compliance Period.

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

As previously reported, Eden Park, located in Brooklyn Park, Minnesota, has been experiencing operating difficulties since mid-2002. Low occupancy due mainly from a weak rental market has reduced revenues and resulted in significant operating deficits that the Local General Partner expects to continue for the next two or three years. In an effort to reduce the Fund's risk, on October 1, 2003, the Managing General Partner and Local General Partner entered an agreement to transfer a portion of the Fund's interest in Eden Park's future Tax Credits (approximately $11 per Unit) and tax losses to the Local General Partner in return for the Local General Partner agreeing to deposit $500,000 into an escrow to be used to fund current and future operating deficits, and to fund as much as an additional $500,000 to cover future operating deficits. During the second quarter of 2004, the Local General Partner successfully refinanced the Property's first mortgage, which will save the Property approximately $200,000 in annual debt service payments. Finally, the Managing General Partner and Local General Partner agreed that the Managing General Partner could put the Fund's interest to the Local General Partner for $1 any time after October 1, 2003 and that the Local General Partner could call the Fund's interest for fair market value any time after January 2, 2009. The Compliance Period ends for Eden Park on December 31, 2008.

As previously reported, St. Andrews Pointe, located in Columbia, South Carolina, continues to suffer primarily from its location in Columbia. The Property was built in an area of town that was once thriving, but is now considered less desirable. Despite improvements in occupancy and debt service coverage levels during the first quarter ended March 31, 2005,both categories remain below appropriate levels. In addition, administrative and maintenance expenses exceed budgeted numbers. However, the management agent is strong and works diligently to advertise and attract qualified residents to the Property. Advances from the Local General Partner have enabled the Property to stay current on its loan obligations.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, Twin Oaks Meadows, located in Lansing, Michigan, has suffered with security issues and a soft rental market for the past several quarters. As a result, occupancy and revenues have decreased and working capital and debt service are below appropriate levels. Due to ongoing operating deficits, the Property has been accumulating payables. To address both of these issues, the Local General Partner had worked to obtain a new soft loan to undertake much needed security improvements to the Property and another soft loan to reduce payable and fund current operations. With the consent of the Fund, these loans closed in early May 2004. In return for its consent, the Fund received a put option that allows the Fund to transfer its interest in the Local Limited Partnership for a nominal price to the Local General Partner at any time subsequent to the end of the Property's Compliance Period on December 31, 2009.

As previously reported, Des Moines Street Village, located in Des Moines, Iowa, had experienced operating difficulties for the past several years, including low occupancy and debt service coverage and working capital levels that were below appropriate amounts. While the Local General Partner had previously funded deficits and the Property has remained current on its debt obligations, the Local General Partner requested and the Managing General Partner approved a refinancing of the Property's first mortgage that reduced the interest rate and will help eliminate operating deficits in the future. The refinanced loan closed in April 2004. As part of this transaction, the Managing General Partner and the Local Limited Partner entered into a put agreement whereby the Fund can transfer its interest in the Property for a nominal amount at any time after the expiration of the Compliance Period on December 31, 2009. Both occupancy and working capital levels have declined recently to levels causing this property to operate at below break-even.

As previously reported, in early 2004, the Local General Partner of Sunrise Terrace, located in Madera, California, requested the Managing General Partner to approve a refinancing and consolidation of the Property's first and second mortgage loans into a single loan. As part of this transaction, the Managing General Partner and the Local General Partner entered into an agreement to require the Local General Partner to either purchase the Fund's interest after the end of the compliance period on December 31, 2007 based on the appraised value of the Property or to market the Property for sale. The refinancing closed on September 3, 2004 and resulted in a distribution of refinancing proceeds of $48,519 to the Fund. The Managing General Partner, in accordance with and as permitted by the Fund's Partnership Agreement, retained the entire amount of net proceeds in Reserves. Santa Fe Oaks II, located in Gainesville, FL has begun to show the effect of the addition of three new properties in the remote area that are hindering this aging property's ability to compete. As a result, occupancy has deteriorated during the last few quarters. However, due to strong demand, occupancy is expected to recover. Working capital and debt service coverage are currently at acceptable levels.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Fund's evaluation as of the end of the period covered by this report, the Fund's officer has concluded that the Fund's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Fund files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Fund's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

              (a) Exhibits

                  31.1 Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
                  31.2 Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
                  32.1 Certification of Principal  Executive  Officer and
                       Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002


              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2005.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August  15,  2005     BOSTON FINANCIAL TAX CREDIT FUND VII,
                              A LIMITED PARTNERSHIP


                              By:   Arch Street VII, Inc.,
                                    its Managing General Partner


                                    /s/Jenny Netzer
                                    Jenny Netzer
                                    Executive Vice President
                                    MMA Financial, LLC