Form 10QSB
period 2005-12-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2006-02-14
CIK 892342

February 14, 2006




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended December 31, 2005 File Number 0-24584


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

For the quarterly period ended           December 31, 2005
                                       -----------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------------------------------


                     Commission file number 0-24584

            Boston Financial Tax Credit Fund VII, A Limited Partnership (Exact name of registrant as specified in its charter)


                   Massachusetts                     04-3166203
-------------------------------------------     ---------------------------
      (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)           Identification No.)

   101 Arch Street, Boston, Massachusetts          02110-1106
---------------------------------------------     ----------------------
  (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code     (617) 439-3911
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

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - December 31, 2005                                    1

         Statements of Operations (Unaudited) -
           For the Three and Nine Months Ended December 31, 2005 and 2004                 2

         Statement of Changes in Partners' Equity (Deficiency)
           (Unaudited) - For the Nine Months Ended December 31, 2005                      3

         Statements of Cash Flows (Unaudited) -
           For the Nine Months Ended December 31, 2005 and 2004                           4

         Notes to the Financial Statements (Unaudited)                                    5

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                  7

PART II - OTHER INFORMATION

Items 1-6                                                                                15

SIGNATURE                                                                                16

CERTIFICATIONS                                                                           17

                        BOSTON FINANCIAL TAX CREDIT FUND VII, A
                              LIMITED PARTNERSHIP

                                        4
                                  BALANCE SHEET
                                December 31, 2005
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                         $       447,226
Restricted cash                                                                                            55,391
Investment securities (Note 1)                                                                            449,667
Restricted investment securities (Note 1)                                                                 196,400
Investments in Local Limited Partnerships (Note 2)                                                      4,876,081
Other assets                                                                                                7,191
                                                                                                  ---------------
     Total Assets                                                                                 $     6,031,956
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliates                                                                                 $       193,225
Accrued expenses                                                                                           53,850
                                                                                                  ---------------
     Total Liabilities                                                                                    247,075
                                                                                                  ---------------

Commitments (Note 3)

General, Initial and Investor Limited Partners' Equity                                                  5,786,861
Net unrealized losses on investment securities                                                             (1,980)
                                                                                                  ---------------
     Total Partners' Equity                                                                             5,784,881
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $     6,031,956
                                                                                                  ===============



The accompanying notes are an integral part of these financial statements.

                        BOSTON FINANCIAL TAX CREDIT FUND VII, A
                              LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2005 and 2004
                                   (Unaudited)



                                                         Three Months Ended                          Nine Months Ended
                                                  December 31,          December 31,         December 31,          December 31,
                                                      2005                  2004                 2005                  2004
                                                ----------------      ----------------     ----------------     -----------
Revenue
   Investment                                   $          9,763      $          5,887     $         27,351     $         14,875
   Other                                                       -                     -               30,000               70,000
                                                ----------------      ----------------     ----------------     ----------------
     Total Revenue                                         9,763                 5,887               57,351               84,875
                                                ----------------      ----------------     ----------------     ----------------

Expenses:
   Asset Management Fees, affiliate                       85,456                82,726              256,368              248,178
   Provision for valuation of advances to
     Local Limited Partnerships                               60                     -              200,276               13,141
   Provision for valuation
     of investments in Local Limited
     Partnerships                                              -                     -              133,000                    -
   General and administrative
     (includes reimbursement to affiliate
     in the amounts of $87,965 and
     $159,750 for the nine months ended
     December 31, 2005 and 2004,
     respectively)                                        57,559                50,965              210,973              225,283
   Amortization                                            4,947                 7,460               15,725               22,380
                                                ----------------      ----------------     ----------------     ----------------
     Total Expense                                       148,022               141,151              816,342              508,982
                                                ----------------      ----------------     ----------------     ----------------

Loss before equity in losses of
   Local Limited Partnerships                           (138,259)             (135,264)            (758,991)            (424,107)

Equity in losses of Local Limited
   Partnerships (Note 2)                                (260,210)             (176,895)            (758,102)          (1,537,439)
                                                ----------------      ----------------     ----------------     ----------------

Net Loss                                        $       (398,469)     $       (312,159)    $     (1,517,093)    $     (1,961,546)
                                                ================      ================     ================     ================

Net Loss allocated:
   General Partners                             $         (3,985)     $         (3,121)    $        (15,171)    $        (19,615)
   Limited Partners                                     (394,484)             (309,038)          (1,501,922)          (1,941,931)
                                                ----------------      ----------------     ----------------     ----------------
                                                $       (398,469)     $       (312,159)    $     (1,517,093)    $     (1,961,546)
                                                ================      ================     ================     ================

Net Loss Per Limited Partner
   Unit (50,930) Units                          $          (7.75)     $          (6.07)    $        (29.49)     $         (38.13)
                                                ================      ================     ===============      ================


The accompanying notes are an integral part of these financial statements.

                        BOSTON FINANCIAL TAX CREDIT FUND VII, A
                              LIMITED PARTNERSHIP


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2005
                                   (Unaudited)






                                                                                                  Net
                                                            Initial           Investor        Unrealized
                                           General          Limited            Limited           Gains
                                          Partners          Partner            Partner         (Losses)           Total

Balance at March 31, 2005                $  (371,281)    $     5,000       $    7,670,235    $         153   $    7,304,107
                                         -----------     -----------       --------------    -------------   --------------

Comprehensive Loss:
  Change in net unrealized
     gains on investment
     securities available for sale                 -               -                    -          (2,133)           (2,133)
  Net Loss                                   (15,171)              -           (1,501,922)              -        (1,517,093)
                                         -----------     -----------       --------------    ------------    --------------
Comprehensive Loss                           (15,171)              -           (1,501,922)         (2,133)       (1,519,226)
                                         -----------     -----------       --------------    ------------    --------------

Balance at December 31, 2005             $  (386,452)    $     5,000       $    6,168,313    $     (1,980)   $    5,784,881
                                         ===========     ===========       ==============    ============    ==============




The accompanying notes are an integral part of these financial statements.

                        BOSTON FINANCIAL TAX CREDIT FUND VII, A
                              LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2005 and 2004
                                   (Unaudited)






                                                                              2005                  2004
                                                                          -------------         --------

Net cash used for operating activities                                    $    (190,341)        $    (417,800)

Net cash provided by (used for) investing activities                           (397,596)              279,105
                                                                          -------------         -------------

Net decrease in cash and cash equivalents                                      (587,937)             (138,695)

Cash and cash equivalents, beginning                                          1,035,163             1,304,199
                                                                          -------------         -------------

Cash and cash equivalents, ending                                         $     447,226         $   1,165,504
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

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2005 and 2004.

1.   Investment Securities

The Fund's investment securities are classified as "Available for Sale" and are carried at fair value as reported by the brokerage firms at which they are held, with unrealized gains or losses excluded from earnings and reported as a separate component of partner's equity.

2.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in nineteen Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood Apartments which is 19.8%, Eden Park which is 67%, Fountain Lakes which is 90%, and Twin Oaks Meadow which is 95.89%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund's interests in the Local Limited Partnership's at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to a third party, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at December 31, 2005:

Capital contributions and advances paid to Local Limited Partnerships
   and purchase price paid to withdrawing partners of Local Limited Partnerships                    $    40,605,570

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $10,090,777)                                                                  (29,549,716)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,440,566)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              8,615,288

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,252,338

   Cumulative amortization of acquisition fees and expenses                                                (350,845)
                                                                                                    ---------------

Investments in Local Limited Partnerships before impairment allowance                                     9,516,781

Impairment allowance on investments in Local Limited Partnerships                                        (4,640,700)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     4,876,081
                                                                                                    ===============

                        BOSTON FINANCIAL TAX CREDIT FUND VII, A
                              LIMITED PARTNERSHIP

                                        8
                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)



2. Investments in Local Limited Partnerships (continued)

The Fund has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2005 is $2,086,123. For the nine months ended December 31, 2005, the Fund has not recognized $1,328,021 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

3.   Commitments

At December 31, 2005, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total approximately $206,000. Of this amount, the Fund has set aside $148,281 in escrow for future capital contributions to one Local Limited Partnership.

4.   Significant Equity Investee

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of either December 31, 2005 or 2004 or net losses for the three months ended either December 31, 2005 or 2004. The following financial information represents the performance of the Local Limited Partnerships for the three months ended December 31, 2005 and/or 2004:

         Santa Fe Oaks Phase II, A Limited Partnership.                    2005              2004
         ----------------------------------------------                -------------    -------------
         Revenue                                                       $     266,605    $     259,527
         Net Loss                                                      $     (88,464)   $     (39,207)

         Fountain Lakes, A Limited Partnership.
         --------------------------------------                        -------------    -------------
         Revenue                                                       $         N/A    $     179,481
         Net Loss                                                      $         N/A    $     (64,195)

         Grand Boulevard Renaissance I Limited Partnership.
         --------------------------------------------------            -------------    -------------
         Revenue                                                       $      72,563    $      75,176
         Net Loss                                                      $     (38,880)   $     (24,260)

         Affordable Citrus Glen Limited Partnership.
         --------------------------------------------------            -------------    -------------
         Revenue                                                       $     371,686     $    330,345
         Net Loss                                                      $     (10,676)    $   (36,143)








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

This Interpretation requires consolidation by the Fund of the Local Limited Partnerships' assets and liabilities and results of operations if the Fund determined that the Local Limited Partnerships were VIEs and that the Fund was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Fund has assessed the Interpretation and concluded that it is not the Primary Beneficiary of any of the Local Limited Partnerships that meet the definition of a VIE. The Fund is involved with those VIEs as a non-controlling limited partner equity holder. The Fund is required to disclose its maximum exposure to economic and financial statement losses as a result of its involvement with the VIEs. The Fund's exposure to economic and financial statement losses from the VIEs is limited to its investment, including amounts committed but not yet funded, in the VIEs ($5,081,988 at December 31, 2005). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.

                        BOSTON FINANCIAL TAX CREDIT FUND VII, A
                              LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At December 31, 2005, the Fund had cash and cash equivalents of $447,226, compared with $1,035,163 at March 31, 2005. This decrease is primarily attributable to purchases of investment securities, advances paid to a Local Limited Partnership and cash used for operations. These decreases are partially offset by cash distributions received from Local Limited Partnerships and proceeds from investments securities. Cash used for operations includes $341,824 paid to the Managing General Partner for accrued asset management fees.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2005, approximately $839,000 of cash, cash equivalents and investment securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $125,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2005, the Fund has advanced approximately $648,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $935,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.


At December 31, 2005, the Fund has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $58,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2005, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

Cash Distributions

No cash distributions were made to Limited Partners during the nine months ended December 31, 2005. It is not expected that cash available for distribution, if any, will be significant during the 2006 calendar year. Based on the results of Property operations, most of the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund as such amounts may be needed to fund Property operating costs. In addition, some of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

                        BOSTON FINANCIAL TAX CREDIT FUND VII, A
                              LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations

Three Month Period

The Fund's results of operations for the three months ended December 31, 2005 resulted in a net loss of $398,469 as compared to a net loss of $312,159 for the same period in 2004. The increase in net loss is attributable to an increase in equity in losses of Local Limited Partnerships. This increase in primarily attributable to an increase in operating expenses at the property level for the three months ended December 31, 2005 as compared to the same period in 2004.

Nine Month Period

The Fund's results of operations for the nine months ended December 31, 2005 resulted in a net loss of $1,517,093 as compared to a net loss of $1,961,546 for the same period in 2004. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships. This decrease is partially offset by an increase in provision for valuation of advances to Local Limited Partnerships, an increase in provision for valuation of investments in Local Limited Partnerships and a decrease in other income. The decrease in equity in losses of Local Limited Partnerships is primarily due to the Partnership not recognizing losses relating to Local Limited Partnerships where cumulative equity in losses and cumulative distributions have exceeded its total investment. The increase in provision for valuation of advances to Local Limited Partnerships is the result of a reserve for advances made to one Local Limited Partnership. Provision for valuation of investments increased due to the Partnership recording an impairment allowance for its investments in one of the Local Limited Partnerships. The decrease in other income is primarily due to a decrease in distributions from Local Limited Partnerships with carrying values of zero.

Portfolio Update


The Fund's investment portfolio consists of limited partnership interests in nineteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,476 per Limited Partner Unit. The Managing General Partner estimates that the Fund will generate Tax Credits of approximately $10 per Unit during 2005, with an immaterial amount expected in 2006, the expected final year of Tax Credits. In the aggregate, actual and estimated Tax Credits will enable the Fund to meet the objective specified in the Fund's prospectus.


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

                        BOSTON FINANCIAL TAX CREDIT FUND VII, A
                              LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)


On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV ("QH IV") and its purported general partners (collectively, the "Defendants") in Clay County, Missouri (the "Missouri Action"), claiming that the Defendants breached the relevant partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of the Fund. On or about October 7, 2004, Park sought leave of the court to amend its petition to include claims for inspection of the alleged "books and records" against the Fund, Boston Financial Qualified Housing Tax Credits L.P., Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund VII, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). On November 15, 2004, the court granted the requested amendment to the petition. On or about October 8, 2004, Park moved the court for entry of a temporary restraining order (a "TRO") compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request for a TRO.

In October 2005, Park again sought leave of the court in the Missouri Action to amend its petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Local Limited Partnerships' applicable Compliance Period(s) without first obtaining limited partner consent. On or about October 11, 2005, Park moved the court for entry of a TRO prohibiting the Defendants from entering into any agreement to sell, transfer or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a TRO. In December 2005, the court granted Park's request to amend its petition, and the case remains in discovery.

The Defendants and New Defendants maintain that Park is not entitled to review the alleged "books and records" requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the relevant partnerships; (ii) Park does not seek to review them for a proper purpose; and (iii) selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. Likewise, the Defendants maintain that the Partnership may continue to periodically dispose of its interests in Local Limited Partnerships because, among other things, said dispositions do not constitute the sale "at one time" of "all or substantially all of the assets of the partnership" pursuant to Section 5.4.2 of the Partnership Agreement. The Defendants and New Defendants accordingly intend on defending against all of the aforementioned claims vigorously. These entities have not, however, formed an opinion that an unfavorable outcome is either probable or remote. Therefore, their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

On August 24, 2004, the Fund, Boston Financial Qualified Housing Tax Credits L.P., Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships served a motion to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003

                        BOSTON FINANCIAL TAX CREDIT FUND VII, A
                              LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

letter agreement, which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. Having received no opposition within the specified time, the Partnerships filed the motion to amend with the proposed first amended complaint on January 31, 2005. The Court has granted this Motion, and the discovery process is continuing.


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


Property Discussions

Most of the Properties in which the Fund has an interest have stabilized operations and operate above breakeven. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either; (i) have an adverse impact on the Fund's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.


As previously reported, operations at Los Claveles II, located in Trujillio Alto, Puerto Rico, continue to improve. The sister property to the Property ("Tower I"), which is not owned by the Fund, remained vacant for 18 months due to subsidy issues, making it very difficult to repair and occupy units at Los Claveles II. In March 2002, the subsidy issue was resolved after a long negotiating period with the United States Department of Housing and Urban Development. Since resolution of the subsidy issue at Tower I, occupancy at the Property improved substantially, and stood at 93% as of September 30, 2005. Despite these improvements, significant risks to the Fund remain. The Property continued to be in default of its first mortgage, which was restructured as part of a workout in 1999. Debt service payments were scheduled to commence in February 2000 but were delayed until July 2003 because turnaround efforts at the Property were stalled for almost two years due to the subsidy issues at Tower I. Although the loan was technically in default, the workout agreement contained a clause that obligated the lender to renegotiate the terms of the workout agreement in the event that the terms of the agreement were not met. As a result, a second workout of the Property in January 2004 cured existing defaults under the 1999 workout agreement. This second workout extended maturity dates on two loans by roughly four years, and the interest rates on those two loans remained the same at 6% and 0% respectively. Interest of $630,000, which had accrued on one of the loans during the three years that the Property did not generate sufficient income to make required debt service payments was rolled into the second loan. The workout also provided for partial pay down of accrued management fees due to an affiliate of the Local General Partner. The transaction generated roughly $1.1 million in cancellation of indebtedness taxable income to the Fund. Monthly debt service was reduced by approximately $2,000 under this second workout. Although the Property operated at above breakeven from the January 2004 debt restructuring through June 2005, higher maintenance expenses have caused the Property to operate at below breakeven as of September 30, 2005. The Property continues to be current on its loan obligations. In addition, a site visit conducted by a representative of the Managing General Partner in August 2004 indicated the Property is in fair physical shape. The Managing General Partner, concerned about the Property's long-term viability, signed an agreement in December 2002 with the Local General Partner whereby the Fund would pay its remaining capital commitment of $350,000 and release Fund Reserves of approximately $50,000 in exchange for an exit option that would allow the Fund to put its interest to the

                        BOSTON FINANCIAL TAX CREDIT FUND VII, A
                              LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Local General Partner at any time for $10,000. In addition, the Local General Partner has the right, subsequent to the expiration of the Compliance Period on December 31, 2008, to call the Fund's interest for a price of $10,000. As part of the agreement, the Local General Partner is providing an operating guarantee in the form of a Local General Partner indemnification of any loss or any recapture of Tax Credits through the end of the Compliance Period.


As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, continues to experience operating difficulties. Lower revenues, as a result of the lowering of some unit rents in order to comply with HOME loan funding requirements, along with higher administrative expenses contributed to the Property's below breakeven operating performance at September 30, 2005. Originally, in response to prior deficits, during 2001 the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage. In addition, in an effort to further reduce the Property's debt service burden, in July 2003 the Local Limited Partnership and the Illinois Housing Development Authority closed on a mortgage restructuring of the second mortgage that reduced monthly debt service payments. As part of the transaction, the management agent agreed to subordinate a percentage of its management fee to payment of the second mortgage debt service. Although acceptable occupancy levels have been achieved throughout the six month period ended September 30, 2005, working capital and debt service coverage ratios remain below appropriate levels. In addition, there is significant deferred maintenance and property management is weak. Advances from the Local General Partner and from working capital have enabled the Property to remain current on its loan obligations.

As previously reported, operations at Oak Ridge, located in Macon, Georgia, continue to suffer primarily due to very low occupancy levels and low rental rates as of September 30, 2005. The low occupancy levels are generally attributable to a lack of public transportation near the site and a struggling economy in the Macon area. The Property's net operating income remains insufficient to meet debt service payments, therefore the Local General Partner continues to advance the funds necessary for the Property to stay current on its loan obligations. The Managing General Partner will continue to work closely with the management agent and Local General Partner to monitor Property operations. The Managing General Partner and Local Limited Partner continue to explore an exit strategy that would allow for a 2006 disposal of the Fund's interest in the Local Limited Partnership.

As previously reported, although operations at Palo Verde II, located in Henderson, Nevada, remain strong, the former Local General Partner filed for bankruptcy protection and refused to remit to the Fund its priority cash distributions, representing a default under the terms of the Local Limited Partnership Agreement. An affiliate of the Managing General Partner assumed the Local General Partner interest in September 2001. The Managing General Partner continues to seek an acceptable replacement Local General Partner. These efforts are being negatively impacted by the remote possibility of litigation involving one of the former Local General Partners, who remains in bankruptcy at this time. Since the statute of limitations on potential litigation has expired, an aggressive disposition activity will be pursued.

As previously reported, Wynmor, located in Brooklyn Park, Minnesota, has been experiencing operating difficulties since mid 2002. Low occupancy due mainly from a weak rental market has reduced revenues and resulted in significant operating deficits that the Local General Partner had initially expected to continue for some time. As a result of improved occupancy levels and a refinancing of the Property's first mortgage, discussed below, the Property was able to operate at above breakeven for the six month period ended September 30, 2005. In an effort to reduce the Fund's risk, on October 1, 2003 the Managing General Partner and Local General Partner entered an agreement to transfer a portion of the Fund's interest in the Property's future Tax Credits (approximately $11 per Unit) and tax

                        BOSTON FINANCIAL TAX CREDIT FUND VII, A
                              LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

losses to the Local General Partner in return for the Local General Partner agreeing to deposit $500,000 into an escrow to be used to fund current and future operating deficits and to fund as much as an additional $500,000 to cover future operating deficits. During the second quarter of 2004, the Local General Partner successfully refinanced the Property's first mortgage, which will save the Property approximately $200,000 in annual debt service payments. Finally, the Managing General Partner and Local General Partner agreed that the Managing General Partner could put the Fund's interest to the Local General Partner for $1 any time after October 1, 2003 and that the Local General Partner could call the Fund's interest for fair market value any time after January 2, 2009. The Compliance Period ends for the Property on December 31, 2008.


As previously reported, St. Andrews Pointe, located in Columbia, South Carolina, continues to suffer primarily from its location in Columbia; the Property was built in an area of town that was once thriving but is now considered less desirable. Although the Property displayed signs of improvement in occupancy and debt service coverage during the three-month period ended June 30, 2005, they were only temporary. Resulting from Property Management's decision to adopt stricter income guidelines in an effort to reduce the rate of evictions and delinquent tenants, occupancy and debt service coverage declined further during the three month period ended September 30, 2005. However, the management agent is strong and is working diligently to advertise and attract qualified residents to the Property. Advances from the Local General Partner have enabled the Property to stay current on its loan obligations.

As previously reported, Twin Oaks Meadows, located in Lansing, Michigan, has suffered from security issues and a soft rental market for the past several quarters. As a result, occupancy and revenues decreased and working capital and debt service were below appropriate levels. To address both of these issues, the Local General Partner had worked to obtain a new soft loan to undertake much needed security improvements to the Property and another soft loan to reduce payables and fund current operations. With the consent of the Fund, these loans closed in early May 2004. In return for its consent, the Fund received a put option that allows the Fund to transfer its interest in the Local Limited Partnership for a nominal price to the Local General Partner at any time subsequent to the end of the Property's Compliance Period on December 31, 2009. Although working capital and debt service levels have not deteriorated further, both remain below acceptable levels, while occupancy rose to 94% as of September 30, 2005.

As previously reported, Des Moines Street Village, located in Des Moines, Iowa, continues to operate at below breakeven with debt service coverage and working capital levels that are below appropriate levels as of September 30, 2005, despite very acceptable occupancy levels throughout the same six month period ended September 30, 2005. While the Local General Partner had previously funded deficits and the Property has remained current on its debt obligations, the Local General Partner requested and the Managing General Partner approved a reduced rate refinancing of the Property's first mortgage that occurred in April 2004. As part of this transaction, the Managing General Partner and the Local General Partner entered into a put agreement whereby the Fund can transfer its interest in the Local Limited Partnership for a nominal amount at any time after the expiration of the Compliance Period on December 31, 2009.


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

                        BOSTON FINANCIAL TAX CREDIT FUND VII, A
                              LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)


As previously reported, Santa Fe Oaks II, located in Gainesville, Florida continues to display the effects of the addition of three new properties in the remote area that hinder this aging property's ability to compete. While improved demand has increased occupancy for six consecutive months ending September 30, 2005, working capital and debt service coverage remain at unacceptable levels. The Managing General Partner and Local Limited Partner continue to explore an exit strategy that would allow for a 2006 disposal of the Fund's interest in the Local Limited Partnership.

As previously reported, Guardian Place, located in Richmond, Virginia, closed on a refinancing of its existing debt on July 29, 2005. In addition to an annual debt service reduction of approximately $49,000, additional loan proceeds were utilized to retire a second mortgage and provide for a distribution of refinancing proceeds of $212,461 to the Fund on August 1, 2005. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of refinancing proceeds in Reserves. As part of this transaction, the Managing General Partner and the Local General Partner entered into an agreement that would allow for a sale at the end of the Compliance Period on December 31, 2009.


The Fund has policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The Fund analyzes these investments to determine if impairment indicators exist and if an other than temporary impairment adjustment is necessary. If impairment indicators are present, the investment is further analyzed to consider the Fund's ability to recover the investment's carrying value. If an other than temporary impairment in carrying value exists, an impairment loss is recorded to write down the investment to its fair value. Fair value is primarily established from the current market value estimate of the remaining unused Tax Credits associated with the Properties owned by the Local Limited Partnerships. During the nine months ended December 31, 2005, the Fund concluded that one of the Local Limited Partnerships, Des Moines Street Associates Limited Partnership, had experienced other than temporary declines in its carrying value, and impairment losses of approximately $133,000 were recorded. Generally, the carrying value of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other then temporary impairments. However, the Fund may record similar impairment losses in the future if the expiration of Tax Credits outpaces losses and distributions from any of the Local Limited Partnerships.

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

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2005.

                        BOSTON FINANCIAL TAX CREDIT FUND VII, A
                              LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2006            BOSTON FINANCIAL TAX CREDIT FUND VII,
                                     A LIMITED PARTNERSHIP


                                     By:   Arch Street VIII, Inc.,
                                           its Managing General Partner


                                     /s/Jenny Netzer
                                     Jenny Netzer
                                     Executive Vice President
                                     MMA Financial, LLC