Form 10KSB
period 2006-03-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2006-06-29
CIK 892342

June  28, 2006



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

       Boston Financial Tax Credit Fund VII, A Limited Partnership Annual Report on Form 10-KSB for the Year End March 31, 2006 File Number 0-24584

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

For the fiscal year end                   March 31, 2006
                        ----------------------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                           to
                               ---------------------             -----------


     Commission file number 0-24584

          Boston Financial Tax Credit Fund VII, A Limited Partnership (Exact name of registrant as specified in its charter)

            Massachusetts                          04-3166203
      (State or other jurisdiction of     (I.R.S.Employer Identification No.)
       incorporation or organization)

   101 Arch Street, Boston, Massachusetts               02110-1106
---------------------------------------------   ------------------------

  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     (617) 439-3911
                                                     ------------------


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by non-affiliates of the registrant.
                                         $45,581,000 as of March 31, 2006
                                         --------------------------------

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

     "Estimated Use of Proceeds"                                        Part III, Item 12

     "Management Compensation and Fees"                                 Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
        Credits and Cash Distributions"                                 Part III, Item 12




        BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2006


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

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                          K-18
     Item 10      Management Remuneration                                    K-18
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                                      K-19
     Item 12      Certain Relationships and Related Transactions             K-19
     Item 13      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                        K-21
     Item 14.     Principal Accountant Fees and Services                     K-21

SIGNATURES                                                                   K-22
----------

CERTIFICATIONS                                                               K-24
--------------

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


                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


                                                                                                      Date
                              Properties owned by                                                   Interest
                         Local Limited Partnerships                Location                         Acquired

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

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2006, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions to Local Limited Partnerships: (i) Oak Ridge Apartments, A Limited Partnership, Santa Fe Oaks Phase II, A Limited Partnership, St. Andrews Pointe Apartments, A Limited Partnership, and Springwood Apartments, A Limited Partnership, representing 23.92%, have Flournoy Development Company and John Flournoy as Local General Partners; (ii) Woods Lane, A Limited Partnership, Crafton Place, A Limited Partnership, and Fountain Lakes, A Limited Partnership, representing 16.92%, have Lindsey Management Company as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports reported on Forms 8-K, which are herein incorporated by reference.

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

The Fund is managed by Arch Street VIII, Inc., the Managing General Partner of the Fund. The other General Partner of the Fund is Arch Street VII Limited Partnership. The Fund, which does not have any employees, reimburses MMA Financial, Inc. ("MMA") an affiliate of the General Partners, for certain expenses and overhead costs. A complete discussion of the management of the Fund is set forth in Item 9 of this Report.

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

Each of the Local Limited Partnerships has received an allocation of Tax Credits from the relevant state tax credit agency. In general, the Tax Credits run for ten years from the date the Property is placed in service. The required holding period (the "Compliance Period") of the Properties is fifteen years. During these fifteen years, the Properties must satisfy rent restrictions, tenant income limitations and other requirements, as promulgated by the Code, in order to maintain eligibility for the Tax Credits at all times during the Compliance Period. Once a Local Limited Partnership has become eligible for the Tax Credits, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the requirements. To date, none of the Local Limited Partnerships have suffered an event of recapture of Tax Credits.

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



                                               Capital Contributions
Local Limited Partnership                   Total            Paid          Mtge. Loans                             Occupancy at
Property Name               Number of     Committed at      Through        Payable at               Type of          March 31,
Property Location           Apts Units    March 31, 2006  March 31, 2006  December 31, 2005        Subsidy *             2006
---------------------      -----------     -------------- ---------------- ----------------         --------------   ----------

Oak Ridge Apartments,
  A Limited Partnership
Oak Ridge
Macon, GA                  152          $    2,870,245        $   2,870,245   $ 3,723,021                None                59%

Santa Fe Oaks Phase II,
  A Limited Partnership
Santa Fe Oaks II
Gainesville, FL            129               2,698,586            2,698,586     3,367,617                None                98%

Andrew's Pointe Limited
  Partnership
Andrew's Pointe
Burnsville, MN              57                1,333,800            1,333,800    2,026,974                None                95%

Palo Verde II, A Nevada
  Limited Partnership
Palo Verde II
Henderson, NV               60                1,324,801            1,324,801      981,740                None                93%

Woods Lane, A Limited
  Partnership
Woods Lane
Rogers, AR                 156               2,574,180            2,574,180     2,986,914                None                95%

Crafton Place, A Limited
  Partnership
Crafton Place
Fayetteville, AR            84                1,365,120            1,365,120    1,493,477                None               100%






                                               Capital Contributions
Local Limited Partnership                   Total            Paid          Mtge. Loans                             Occupancy at
Property Name               Number of     Committed at      Through        Payable at               Type of          March 31,
Property Location           Apts Units    March 31, 2006  March 31, 2006  December 31, 2005        Subsidy *             2006
---------------------      -----------     -------------- ---------------- ----------------         --------------   ----------

Guardian Place
  Limited Partnership
Guardian Place               120            2,174,390            2,174,390      3,560,968                None                98%
Richmond, VA

Twin Oaks Meadows Limited
  Dividend Housing Association
  Limited Partnership
Twin Oaks Meadows
Lansing, MI                   63            1,436,400            1,436,400      1,886,010                None                83%

Madera Sunrise Terrace
  Limited Partnership
Sunrise Terrace
Madera, CA                    52            1,523,196            1,523,196      1,196,048                None                98%

Eden Park Limited
  Partnership
Wynmor
Brooklyn Park, MN            324            5,527,758            5,527,758      5,881,797                None                91%

Affordable Citrus Glen
  Limited Partnership
Citrus Glen
Orlando, FL                  176            4,581,360            4,581,360      3,423,821                None                98%

St. Andrews Pointe Apartments,
A Limited Partnership
St. Andrews Pointe
Columbia, SC                 150            3,414,528            3,414,528      4,232,065                None                71%




                                               Capital Contributions
Local Limited Partnership                   Total            Paid          Mtge. Loans                             Occupancy at
Property Name               Number of     Committed at      Through        Payable at               Type of          March 31,
Property Location           Apts Units    March 31, 2006  March 31, 2006  December 31, 2005        Subsidy *             2006
---------------------      -----------     -------------- ---------------- ----------------         --------------   ----------

Des Moines Street Associates
  Limited Partnership
Des Moines St. Village
Des Moines, IA               42            1,083,996            1,083,996       1,492,862           Section 8                93%

Fountain Lakes, A Limited
   Partnership
Fountain Lakes
Benton, AR                  180            2,854,593            2,854,593       3,777,712                None                99%

Fairhaven Manor Limited
       Partnership
Fairhaven Manor
Burlington, WA               40            1,232,020            1,232,020         828,947                None                90%

Grand Boulevard Renaissance I
   Limited Partnership
Grand Boulevard Renaissance
Chicago, IL                  30            1,085,000              936,719       1,798,957           Section 8                90%

Los Claveles, S.E. Limited
    Partnership
Los Claveles II
Trujilio Alto, PR           180            1,272,000            1,273,374      10,169,816           Section 8                96%

Springwood Apartments,
    A Limited Partnership
Springwood
Tallahassee, FL             113              624,805              624,805       3,529,532                None                97%





                                               Capital Contributions
Local Limited Partnership                   Total            Paid          Mtge. Loans                             Occupancy at
Property Name               Number of     Committed at      Through        Payable at               Type of          March 31,
Property Location           Apts Units    March 31, 2006  March 31, 2006  December 31, 2005        Subsidy *             2006
---------------------      -----------     -------------- ---------------- ----------------         --------------   ----------

BHP/Harford Commons
 Limited Partnership
Harford Commons
Baltimore, MD                  30            1,187,000        1,128,000           1,736,092            None               100%
                             ------       --------------   -------------    ---------------
                             2,138       $   40,163,778    $  39,957,871    $    58,094,370
                             =====       ==============    =============    ===============


* Section 8 This subsidy, which is authorized under Section 8 of Title II of the Housing and Community Development Act of 1974, allows qualified low-income tenants to pay 30% of their monthly income as rent with the balance paid by the federal government.

                                      K-24
The Fund does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

Duration of leases for occupancy in the Properties described above is generally six to twelve months. The Managing General Partner believes the Properties described herein are adequately covered by insurance.

Additional information required under this item, as it pertains to the Fund, is contained in Items 1, 6 and 7 of this Report.

Item 3.  Legal Proceedings

On or about July 13, 2004, Park G.P., Inc. ("Park") commenced litigation against Boston Financial Qualified Housing Tax Credits L.P. IV ("QH IV") and its purported general partners (collectively, the "Defendants") in Clay County, Missouri, claiming that the Defendants breached QH IV's partnership agreement and their fiduciary duties owed to Park by, among other things, failing to permit inspection of certain alleged "books and records" of QH IV. On or about October 7, 2004, Park sought leave of the court to amend its Petition to include claims for inspection of the alleged "books and records" against the Fund, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, and their purported general partners (collectively, the "New Defendants"). On or about October 8, 2004, Park moved the court for entry of a temporary restraining order compelling the Defendants and the New Defendants to turn over the alleged "books and records" in conjunction with a transaction Park was proposing entering into. On October 12, 2004, the court denied Park's request for a temporary restraining order, and on November 15, 2004 it granted the request to amend the Petition.

In October, 2005, Park again sought leave of the court in the Missouri action to amend its Petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Compliance Period(s) without first obtaining Limited Partner consent. On or about October 11, 2005, Park moved the court for a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer, or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a temporary restraining order. In December 2005, the court granted Park's request to amend its Petition to include the alleged claim regarding disposition of Local Limited Partnership interests. The New Defendants have filed a motion to dismiss the second amended complaint. That motion is pending. If the motion to dismiss is denied, a trial is scheduled for this matter on October 16, 2006, although it is possible that a portion of the case may be heard and resolved at an earlier date.

The Defendants and the New Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the partnerships; (ii) Park does not seek to review them for a proper purpose; and (iii) selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Defendants and New Defendants accordingly intend on defending against the claims vigorously. The court has scheduled an evidentiary hearing for May 31, 2006 with respect to Park's "books and records" claims against the Defendants and the New Defendants. The Defendants and New Defendants have not formed an opinion that an unfavorable outcome is either probable or remote, and their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

On August 24, 2004, the Fund, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships moved to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. The Court granted this Motion. Discovery in the matter is ongoing.

The Partnerships maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships have not formed an opinion that an unfavorable outcome is either probable or remote, and their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

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

As of March 31, 2006, there were 2,335 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. For the years ended March 31, 2006 and 2005, no cash distributions were made.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------

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




Executive Level Overview

The Fund is a Massachusetts limited partnership organized to invest in Local Limited Partnerships which own and operate apartment complexes that are eligible for low income housing tax credits which may be applied against the federal income tax liability of an investor. The Fund's objective are to: (i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; ii) provide limited cash distributions from the operations of apartment complexes and; iii) preserve and protect the Fund's capital. Arch Street VIII, Inc., a Massachusetts corporation is the Managing General Partner of the Fund. Arch Street VII Limited Partnership, a Massachusetts limited partnership, whose general partner consists of Arch Street, Inc., is also a General Partner. Both the Managing General Partner and Arch Street VII, L.P. are affiliates of MMA. The fiscal year of the Fund ends on March 31.

As of March 31, 2006, the Fund's investment portfolio consists of limited partnership interests in nineteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,486 per Limited Partner Unit. The Managing General Partner estimates that the Fund will generate an immaterial amount of Tax Credits in 2006, the expected final year of Tax Credits. In the aggregate, actual and estimated Tax Credits will enable the Fund to meet the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2007 and continuing through 2009, the Compliance Periods of the nineteen Properties in which the Fund has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in five Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Fund.

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

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:


The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($4,507,304 at March 31, 2006). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, a Local Limited Fund investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

The Fund has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Fund's financial statements. During the year ended March 31, 2006, the Fund concluded that two of the Local Limited Partnerships had experienced other-than-temporary declines in their carrying value and impairment losses were recorded: Des Moines Street Associates LP for approximately $133,000 and Grand Boulevard Renaissance I LP for approximately $13,000. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Partnership may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.


Liquidity and Capital Resources


At March 31, 2006, the Fund had cash and cash equivalents of $546,806, as compared with $1,035,163 at March 31, 2005. This decrease is primarily due to purchases of investment securities, cash used for operations and advances to Local Limited Partnerships. These decreases are partially offset by proceeds from maturities of investment securities and cash distributions received from Local Limited Partnerships. Cash used for operations includes $341,824 paid to the Managing General Partner for accrued asset management fees.


The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2006, approximately $789,000 of cash, cash equivalents and investment securities has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $125,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2006, the Fund has advanced approximately $648,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $985,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

At March 31, 2006, the Fund has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $58,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2006, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash Distributions

No cash distributions were made to Limited Partners in the two years ended March 31, 2006. It is not expected that cash available for distribution, if any, will be significant during the 2006 calendar year. Based on the results of 2005 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund because such amounts will be needed to fund Property operating costs. In addition, some of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

The Fund's results of operations for the year end March 31, 2006 resulted in a net loss of $2,276,364 as compared to a net loss of $2,680,814 for the same period in 2005. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships. The decrease is partially offset by an increase in provision for valuation allowance on advances to Local Limited Partnerships, an increase in provision for valuation allowance on investments in Local Limited Partnerships, an increase in general and administrative expenses and a decrease in other income. Equity in losses decreased primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying value of zero. The increase in provision for valuation allowance on of advances to Local Limited Partnership is the result of a reserve for advances made to two Local Limited Partnerships. Provision for valuation allowance on investments increased due to the Fund, recording a valuation allowance of its investments in certain Local Limited Partnerships. The increase in general and administrative expenses is due to increased expenses associated with auditing the Fund's financial statements partially offset by a decrease in charges due to an affiliate of the Managing General Partner for operational and administrative expenses necessary for operations of the Fund.

Low-Income Housing Tax Credits

The 2005 and 2004 Tax Credits were $10.40 and $62.47 per Unit, respectively. The Tax Credits per Limited Partner stabilized in 1996 at approximately $147 per Unit. The Tax Credits were expected to be stable for about seven years subsequent to 1996 and then to decrease as certain Properties reached the end of the ten year Tax Credit period. However, because the Compliance Periods extend significantly beyond the Tax Credit periods, the Fund is expected to retain most of its interests in the Local Limited Partnerships for the foreseeable future.

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

As previously reported, operations at Los Claveles II, located in Trujillio Alto, Puerto Rico, continue to improve. The sister property to the Property ("Tower I"), which is not owned by the Fund, remained vacant for 18 months due to subsidy issues, making it very difficult to repair and occupy units at Los Claveles II. In March 2002, the subsidy issue was resolved after a long negotiating period with the United States Department of Housing and Urban Development. Since resolution of the subsidy issue at Tower I, occupancy at the Property improved substantially, and stood at 97% as of December 31, 2005. Despite these improvements, significant risks to the Fund remain. The Property continued to be in default of its first mortgage, which was restructured as part of a workout in 1999. Debt service payments were scheduled to commence in February 2000 but were delayed until July 2003 because turnaround efforts at the Property were stalled for almost two years due to the subsidy issues at Tower I. Although the loan was technically in default, the workout agreement contained a clause that obligated the lender to renegotiate the terms of the workout agreement in the event that the terms of the agreement were not met. As a result, a second workout of the Property in January 2004 cured existing defaults under the 1999 workout agreement. This second workout extended maturity dates on two loans by roughly four years, and the interest rates on those two loans remained the same at 6% and 0% respectively. Interest of $630,000, which had accrued on one of the loans during the three years that the Property did not generate sufficient income to make required debt service payments was rolled into the second loan. The workout also provided for partial pay down of accrued management fees due to an affiliate of the Local General Partner. The transaction generated roughly $1.1 million in cancellation of indebtedness taxable income to the Fund. Monthly debt service was reduced by approximately $2,000 under this second workout. Although the Property operated at above breakeven from the January 2004 debt restructuring through June 2005, higher maintenance expenses have caused the Property to operate at below breakeven during the six-month period ended December 31, 2005. The Property continues to be current on its loan obligations. In addition, a site visit conducted by a representative of the Managing General Partner in August 2004 indicated the Property is in fair physical shape. The Managing General Partner, concerned about the Property's long-term viability, signed an agreement in December 2002 with the Local General Partner whereby the Fund would pay its remaining capital commitment of $350,000 and release Fund Reserves of approximately $50,000 in exchange for an exit option that would allow the Fund to put its interest to the Local General Partner at any time for $10,000. In addition, the Local General Partner has the right, subsequent to the expiration of the Compliance Period on December 31, 2008, to call the Fund's interest for a price of $10,000. As part of the agreement, the Local General Partner is providing an operating guarantee in the form of a Local General Partner indemnification of any loss or any recapture of Tax Credits through the end of the Compliance Period.

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, continues to experience operating difficulties. Lower revenues, as a result of the lowering of some unit rents in order to comply with Home loan funding requirements, along with higher administrative expenses contributed to the Property's below breakeven operating performance at December 31, 2005. In response to prior deficits, during 2001 the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage. In addition, in an effort to further reduce the Property's debt service burden, in July 2003 the Local Limited Partnership and the Illinois Housing Development Authority closed on a mortgage restructuring of the second mortgage that reduced monthly debt service payments until June 1, 2005. As part of the transaction, the management agent agreed to subordinate a percentage of its management fee to payment of the second mortgage debt service. Although acceptable occupancy levels had been achieved throughout the nine-month period ended December 31, 2005, working capital and debt service coverage ratios remain below appropriate levels. In addition, there is significant deferred maintenance and property management is weak. A site visit by representatives of the Managing General Partner is scheduled for the middle of 2006. Advances from the Local General Partner and working capital have enabled the Property to remain current on its loan obligations.

As previously reported, operations at Oak Ridge, located in Macon, Georgia, continue to suffer primarily due to very low occupancy levels and low rental rates as of December 31, 2005. The low occupancy levels are generally attributable to a lack of public transportation near the site and a struggling economy in the Macon area. The Property's net operating income remains insufficient to meet debt service payments. Therefore the Local General Partner continues to advance the funds necessary for the Property to stay current on its loan obligations. The Managing General Partner will continue to work closely with the management agent and Local General Partner to monitor Property operations. The Managing General Partner and Local General Partner continue to explore an exit strategy that would allow for a disposal of the Fund's interest in the Local Limited Partnership.

As previously reported, although operations at Palo Verde II, located in Henderson, Nevada, remain strong, the former Local General Partner filed for bankruptcy protection and refused to remit to the Fund its priority cash distributions, representing a default under the terms of the Local Limited Partnership Agreement. An affiliate of the Managing General Partner assumed the Local General Partner interest in September 2001. The Managing General Partner continues to seek an acceptable replacement Local General Partner. These efforts are being negatively impacted by the remote possibility of litigation involving one of the former Local General Partners, who remains in bankruptcy at this time. Since the statute of limitations on potential litigation has expired, a disposition of the Partnership's interest in the Local Limited Partnership will be pursued.

As previously reported, Wynmor, located in Brooklyn Park, Minnesota, had been experiencing operating difficulties since mid 2002. Low occupancy due mainly from a weak rental market has reduced revenues and resulted in significant operating deficits that the Local General Partner had initially expected to continue for some time. However, as a result of improved occupancy levels and a refinancing of the Property's first mortgage, discussed below, the Property was able to operate at above breakeven for the twelve-month period ended December 31, 2005. In an effort to reduce the Fund's risk, on October 1, 2003 the Managing General Partner and Local General Partner entered an agreement to transfer a portion of the Fund's interest in the Property's future Tax Credits (approximately $11 per Unit) and tax losses to the Local General Partner in return for the Local General Partner agreeing to deposit $500,000 into an escrow to be used to fund current and future operating deficits and to fund as much as an additional $500,000 to cover future operating deficits. During the second quarter of 2004, the Local General Partner successfully refinanced the Property's first mortgage, which saved the Property approximately $200,000 in annual debt service payments. Finally, the Managing General Partner and Local General Partner agreed that the Managing General Partner could put the Fund's interest to the Local General Partner for $1 any time after October 1, 2003 and that the Local General Partner could call the Fund's interest for fair market value any time after January 2, 2009. The Compliance Period ends for the Property on December 31, 2008.

As previously reported, St. Andrews Pointe, located in Columbia, South Carolina, continues to suffer primarily from its location; the Property was built in an area of town that was once thriving but is now considered less desirable. The Property's Manager decided to adopt stricter income guidelines in an effort to reduce the rate of evictions and delinquent tenants. At least in the short term, this has resulted in undesirable occupancy and debt service coverage levels during the nine-month period ended December 31, 2005. However, the management agent is strong and is working diligently to advertise and attract qualified residents to the Property. Advances from the Local General Partner have enabled the Property to stay current on its loan obligations. The Managing General Partner and Local General Partner have begun to explore an exit strategy that would allow for the disposition of the Fund's interest in the Local Limited Partnership.

As previously reported, Twin Oaks Meadows, located in Lansing, Michigan, has suffered from security issues and a soft rental market. As a result, occupancy and revenues decreased and working capital and debt service remained below appropriate levels throughout 2005. To address both of these issues, the Local General Partner worked to obtain a new soft loan to undertake much needed security improvements to the Property and another soft loan to reduce payables and fund current operations. With the consent of the Fund, these loans closed in early May 2004. In return for its consent, the Fund received a put option that allows the Fund to transfer its interest in the Local Limited Partnership for a nominal price to the Local General Partner at any time subsequent to the end of the Property's Compliance Period on December 31, 2009. Although working capital and debt service levels have not deteriorated further, both remain below acceptable levels. Occupancy was 90% as of December 31, 2005.

As previously reported, Des Moines Street Village, located in Des Moines, Iowa, continues to operate at below breakeven with debt service coverage and working capital levels that were below appropriate levels as of December 31, 2005, despite very acceptable occupancy levels throughout the same twelve-month period ended December 31, 2005. While the Local General Partner had previously funded deficits and the Property has remained current on its debt obligations, the Local General Partner requested and the Managing General Partner approved a reduced rate refinancing of the Property's first mortgage that occurred in April 2004. As part of this transaction, the Managing General Partner and the Local General Partner entered into a put agreement whereby the Fund can transfer its interest in the Local Limited Partnership for a nominal amount at any time after the expiration of the Compliance Period on December 31, 2009.

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

As previously reported, Santa Fe Oaks II, located in Gainesville, Florida continues to display the effects of the addition of three new properties in the remote area that hinder this aging property's ability to compete. While improved demand has increased occupancy to a level of 88% as of December 31, 2005, working capital and debt service coverage remain at unacceptable levels. The Managing General Partner currently anticipates a 2006 sale of the Property, as a Purchase and Sale agreement has been executed. Under the current terms, a sale would result in net proceeds of approximately $1,350,000, or $27 per Unit. The sale of this Local Limited Partnership interest is projected to result in 2006 taxable income of approximately $1,575,000, or $31 per Unit.

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

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2006 and 2005.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

None.

Item 8A.  Controls and Procedures

Based on the Fund's evaluation within 120 days prior to filing this Form 10-KSB, the Fund's Principal Executive Officer has concluded that the Fund's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Fund files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Fund's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Item 8B.  Other Information

No reports on Form 8-K were filed during the fourth quarter of the year end March 31, 2006.

                                    PART III



Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Fund is Arch Street VIII, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of MMA. The Managing General Partner was incorporated in September 1992. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.


     Name                                           Position

Jenny Netzer                                Executive Vice President
Michael H. Gladstone                        Principal, Member

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

Jenny Netzer, age 50, Executive Vice President - Ms. Netzer joined MMA as a result of the Boston Financial and subsequent Lend Lease HCI acquisitions, starting with Boston Financial in 1987 and leading Boston Financial's new business initiatives and managing the firm's Asset Management division. Prior to joining Boston Financial, Ms. Netzer served as Deputy Budget Director for the Commonwealth of Massachusetts where she was responsible for the Commonwealth's health care and public pension program's budgets. Ms. Netzer also served as Assistant Controller at Yale University, as a former member of Watertown Zoning Board of Appeals, as the Officer of Affordable Housing Tax Credit Coalition and is a frequent speaker on affordable housing and tax credit industry issues. Ms. Netzer is a graduate of Harvard University (BA) and Harvard's Kennedy School of Government (MPP).

Michael H. Gladstone, age 49, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA. He joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

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



Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2006, the following is the only entity known to the Fund to be the beneficial owner of more than 5% of the Units outstanding:


      Title of                          Name and Address of                    Beneficially            Amount
        Class                            Beneficial Owner                          Owned           Percent of Class

   Limited                      Oldham Institutional Tax Credits LLC          5,349 units                10.5%
   Partner                      101 Arch Street
                                Boston, MA

Oldham Institutional Tax Credits LLC, is an affiliate of Arch Street VIII, Inc., the Managing General Partner.

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

Except as described in the preceding paragraphs, neither Arch Street VIII, Inc., Arch Street VII L.P., MMA nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units. None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Fund does not know of any existing arrangement that might at a later date result in a change in control of the Fund.

Item 12.  Certain Relationships and Related Transactions

The Fund was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid during the years ended March 31, 2006 and 2005 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions." Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the Fees paid and expense reimbursements made in the two years ended March 31, 2006 is presented as follows:




Organizational Fees and Expenses and Selling Expenses

In accordance with the Partnership Agreement, the Fund is required to pay certain fees to and reimburse expenses of the Managing General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. Commissions, fees and accountable expenses related to the sale of the Units totaling $6,304,898 were charged directly to Limited Partners' equity. In connection therewith, $4,329,050 of selling expenses and $1,975,848 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the Managing General Partner. In addition, the Fund has paid $50,000 in organization costs to an affiliate of the Managing General Partner. This cost has been included in the balance sheet. Total organization and offering expenses, exclusive of selling commissions and underwriting advisory fees, did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses were paid during the two years ended March 31, 2006.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Fund was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 6% of the Gross Proceeds. Acquisition expenses, which include legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses, totaled 1.5% of the Gross Proceeds. Acquisition fees totaling $3,055,800 for the closing of the Fund's Local Limited Partnership investments were paid to an affiliate of the Managing General Partner. Of this amount, approximately $2,567,000 is included as capital contributions to Local Limited Partnerships. Acquisition expenses totaling $763,950 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2006.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives 0.5% (annually adjusted by the CPI factor) of Gross Proceeds as the annual Asset Management Fee. Fees earned during the years ended March 31, 2005 and 2004 are as follows:

                                            2006                  2005
                                      --------------        ----------

Asset management fees                 $      341,824        $    333,634

Salaries and Benefits Expense Reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable during the years ended March 31, 2006 and 2005 are as follows:

                                                  2006                2005
                                            --------------        ----------

Salaries and benefits expense reimbursements    $  122,687        $  197,292

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Fund, Arch Street VIII, Inc. and Arch Street VII L.P., receive 1% of cash distributions paid to partners. To date, the Fund has not paid any cash distributions to partners.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA and its affiliates during the years ended March 31, 2006 and 2005 is presented in Note 5 to the Financial Statements.

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

(b)      Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
       32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Item 14.   Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2006 as follows:

                                            2006                  2005
                                       --------------        ----------

Audit fees                           $       71,762           $    20,350
Tax fees                             $        2,400           $     1,950

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2006.

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

      BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

      By:  Arch Street VIII, Inc.
           its Managing General Partner


     By:   /s/Jenny Netzer                               Date:    June 28, 2006
           ---------------------------------------                -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, Inc.



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Fund and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                               Date:    June 28, 2006
           ---------------------------------------                -------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, Inc.



     By:   /s/Michael H. Gladstone                       Date:   June 28, 2006
           -----------------------------                         --------------
           Michael H. Gladstone
           Principal
           MMA Financial, Inc.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

         ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2006
                                      INDEX


                                                                               Page No.


Report of Independent Registered Public Accounting Firm
   for the years ended March 31, 2006 and 2005                                   F-2

Financial Statements

   Balance Sheet - March 31, 2006                                                F-3

   Statements of Operations - For the years ended
     March 31, 2006 and 2005                                                     F-4

   Statements of Changes in Partners' Equity (Deficiency) -
     For the years ended March 31, 2006 and 2005                                 F-5

   Statements of Cash Flows - For the years ended
     March 31, 2006 and 2005                                                     F-6

   Notes to the Financial Statements                                             F-7




             Report of Independent Registered Public Accounting Firm




To the Partners of
Boston Financial Tax Credit Fund VII, A Limited Partnership


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund VII, A Limited Partnership ("the Partnership") at March 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Boston, Massachusetts
June 28, 2006

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                                  BALANCE SHEET
                                 MARCH 31, 2006



         Assets

Cash and cash equivalents                                                                         $       546,806
Restricted cash (Notes 4 and 6)                                                                            55,957
Investment securities, at fair value (Note 3)                                                             299,409
Restricted investment securities                                                                          199,168
Investments in Local Limited Partnerships (Note 4)                                                      4,301,397
Other assets                                                                                                1,384
                                                                                                  ---------------
   Total Assets                                                                                   $     5,404,121
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliate (Notes 4 and 5)                                                                  $       316,737
Accrued expenses                                                                                           61,175
                                                                                                  ---------------
   Total Liabilities                                                                                      377,912
                                                                                                  ---------------

Commitments (Note 6)

General, Initial and Investor Limited Partners' Equity                                                  5,027,590
Net unrealized losses on investment securities                                                             (1,381)
                                                                                                  ---------------
   Total Partners' Equity                                                                               5,026,209
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     5,404,121
                                                                                                  ===============

The accompanying notes are an integral part of these financial statements.


          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2006 and 2005



                                                                                 2006                     2005
                                                                           ----------------         ----------
        Revenue:
   Investment                                                              $         35,616         $        21,182
   Other                                                                             30,000                  70,000
                                                                           ----------------         ---------------
     Total Revenue                                                                   65,616                  91,182
                                                                           ----------------         ---------------

Expense:
   Asset management fees, affiliate (Note 5)                                        341,824                 333,634
   Provision for valuation allowance on advances to Local
     Limited Partnerships (Note 4)                                                  200,275                  13,876
   Provision for valuation allowance on investments in Local
     Limited Partnerships (Note 4)                                                  146,158                       -
   General and administrative (includes reimbursements
     to an affiliate in the amount of $122,687 and
     $197,292 in 2006 and 2005, respectively) (Note 5)                              323,717                 316,246
   Amortization                                                                      21,558                  24,982
                                                                           ----------------          --------------
     Total Expense                                                                1,033,532                 688,738
                                                                           ----------------         ---------------

Loss before equity in losses of Local Limited Partnerships                         (967,916)               (597,556)

Equity in losses of Local Limited Partnerships (Note 4)                          (1,308,448)             (2,083,258)
                                                                           ----------------         ---------------

Net Loss                                                                   $     (2,276,364)        $    (2,680,814)
                                                                           ================         ===============

Net Loss allocated:
   General Partners                                                        $        (22,764)        $       (26,808)
   Limited Partners                                                              (2,253,600)             (2,654,006)
                                                                           ----------------         ----------------
                                                                           $     (2,276,364)        $    (2,680,814)
                                                                           ================         ===============
Net Loss per Limited Partner Unit
   (50,930 Units)                                                          $         (44.25)        $        (52.11)
                                                                           ================         ===============
The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Years Ended March 31, 2006 and 2005



                                                                     Initial           Investor              Net
                                                  General            Limited            Limited          Unrealized
                                                 Partners           Partners           Partners        Gains (Losses)       Total

Balance at March 31, 2004                      $    (344,473)    $        5,000     $   10,324,241     $       2,607   $  9,987,375

Comprehensive Loss:
  Change in net unrealized
       gains on investment securities
       available for sale                                  -                  -                  -            (2,454)       (2,454)
  Net Loss                                           (26,808)                 -         (2,654,006)                -    (2,680,814)
                                               -------------     --------------     --------------     -------------   ------------
Comprehensive Loss                                   (26,808)                 -         (2,654,006)           (2,454)   (2,683,268)
                                               -------------     --------------     --------------     -------------  -------------

Balance at March 31, 2005                           (371,281)             5,000          7,670,235               153      7,304,107
                                               -------------     --------------     --------------     -------------    -----------

Comprehensive Loss:
  Change in net unrealized
       gains on investment securities
       available for sale                                  -                  -                  -            (1,534)       (1,534)
  Net Loss                                           (22,764)                 -         (2,253,600)                -    (2,276,364)
                                               -------------     --------------     --------------     -------------   ------------
Comprehensive Loss                                   (22,764)                 -         (2,253,600)           (1,534)   (2,277,898)
                                               -------------     --------------     --------------     -------------   ------------

Balance at March 31, 2006                      $    (394,045)    $        5,000     $    5,416,635     $      (1,381)  $  5,026,209
                                               =============     ==============     ==============     =============   ============


The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2006 and 2005



                                                                                 2006                     2005
                                                                           ----------------         ----------
Cash flows from operating activities:
   Net Loss                                                                $     (2,276,364)        $    (2,680,814)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
   Equity in losses of Local Limited Partnerships                                 1,308,448               2,083,258
   Provision for valuation allowance on advances to Local
     Limited Partnerships                                                           200,275                  13,876
   Provision for valuation allowance on investments in Local
     Limited Partnerships                                                           146,158                       -
   Amortization                                                                      21,558                  24,982
   Accretion                                                                         (8,392)                      -
   Other non-cash item                                                                  (23)                   (385)
   Increase (decrease) in cash arising from changes
     in operating assets and liabilities:
     Restricted cash                                                                192,856                  (3,204)
     Other assets                                                                      (231)                    359
     Due to affiliate                                                               130,749                   5,934
     Accrued expenses                                                                32,375                   3,278
                                                                           ----------------         ---------------
Net cash used for operating activities                                             (252,591)               (552,716)
                                                                           ----------------         ---------------

Cash flows from investing activities:
   Proceeds from maturities of investments securities                               551,585                 105,047
   Advances to Local Limited Partnerships                                          (200,275)                (13,876)
   Purchases of investment securities                                              (841,997)                      -
   Purchases of restricted investment securities                                   (196,400)                      -
   Cash distributions received from Local
     Limited Partnerships                                                           451,321                 192,509
                                                                           ----------------         ---------------
Net cash provided by (used for) investing activities                               (235,766)                283,680
                                                                           ----------------        ----------------

Net decrease in cash and cash equivalents                                          (488,357)               (269,036)

Cash and cash equivalents, beginning                                              1,035,163               1,304,199
                                                                           ----------------         ---------------

Cash and cash equivalents, ending                                          $        546,806         $     1,035,163
                                                                           ================         ===============
The accompanying notes are an integral part of these financial statements.



          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Tax Credit Fund VII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes that are eligible for low income housing tax credits which may be applied against the federal income tax liability of an investor. The Fund's objective are to: (i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; ii) provide limited cash distributions from the operations of apartment complexes and; iii) preserve and protect the Fund's capital. Arch Street VIII, Inc., a Massachusetts corporation is the Managing General Partner of the Fund. Arch Street VII Limited Partnership, a Massachusetts limited partnership, whose general partner consists of Arch Street, Inc., is also a General Partner. Both the Managing General Partner and Arch Street VII, L.P. are affiliates of MMA Financial, Inc. ("MMA"). The fiscal year of the Fund ends on March 31.

The Partnership Agreement authorizes the sale of up to 100,000 Units of limited partnership interest ("Units") at $1,000 per Unit. In total, the Fund received $50,930,000 of capital contributions from investors admitted as Limited Partners for 50,930 Units. On November 30, 1993, the Fund held its final investor closing.

Under the terms of the Partnership Agreement, the Fund originally designated 5% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time as it deems appropriate. At March 31, 2006, the Managing General Partner has designated approximately $789,000 of cash, cash equivalents and investment securities as such Reserve.

Generally, profits, losses, tax credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partner. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partner after certain priority payments. The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement. However, to the extent that the General Partners' capital accounts are in a deficit position, certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

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

Investment Securities

The Fund's investment securities are classified as "Available for Sale" and reported at fair value as reported by the brokerage firm at which the securities are held. Realized gains or losses from sales of securities are based on the specific identification method. Unrealized gains and losses are excluded from earnings and reported as a separate component of partners' equity.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                  NOTES TO THE FINANCIAL STATEMENTS (Continued)


2.       Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($4,507,304 at March 31, 2006). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, a Local Limited Fund investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

The Managing General Partner have decided to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2005 and 2004 and for the years then ended.

The Fund has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Fund's financial statements.

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

3.   Investment Securities

A summary of investment securities is as follows:

                                                                   Gross               Gross
                                                                Unrealized          Unrealized            Fair
                                               Cost                Gains              Losses              Value

Debt securities issued by the US
Treasury and other US
Government Agency                         $      297,622      $            -      $       (1,441)    $      296,181

Mortgage backed securities                         3,168                  60                   -              3,228
                                          --------------      --------------      --------------     --------------

Investment securities
     at March 31, 2006                    $      300,790      $           60      $       (1,441)    $      299,409
                                          ==============      ==============      ==============     ==============

The contractual maturities at March 31, 2006 are as follows:

                                                                                                        Fair
                                                                                Cost                    Value

Due in less than one year                                                 $       297,622           $     296,181
Mortgage backed securities                                                          3,168                   3,228
                                                                          ---------------           -------------
                                                                          $       300,790           $     299,409
                                                                          ===============           =============


          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

3.   Investment Securities (continued)

Actual maturities for mortgage backed securities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Proceeds from the maturities of investment securities were approximately $552,000 and $105,000 during the years ended March 31, 2006 and 2005, respectively.

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

The following is a summary of investments in Local Limited Partnerships at March 31, 2006:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    40,605,570

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $10,632,803)                                                                  (30,100,061)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,445,914)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              8,059,595

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,252,338

   Cumulative amortization of acquisition fees and expenses                                                (356,678)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      8,955,255

Valuation allowance on investments in Local Limited Partnerships                                         (4,653,858)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     4,301,397
                                                                                                    ===============

For the year ended March 31, 2006, the Fund advanced $200,275 to two of the Local Limited Partnerships, all of which was reserved. The Fund has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments. During the year ended March 31, 2006, the Fund concluded that two of the Local Limited Partnerships had experienced other-than-temporary declines in their carrying value and impairment losses were recorded: Des Moines Street Associates LP for approximately $133,000 and Grand Boulevard Renaissance I LP for approximately $13,000.

Summarized combined financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2005 and 2004 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

4. Investments in Local Limited Partnerships (continued)

Summarized Balance Sheets - as of December 31,

                                                                                   2005                2004
                                                                             ----------------    ----------

Assets:
   Investment property, net                                                  $     65,776,252    $     68,580,232
   Other assets                                                                     4,799,547           5,154,232
                                                                             ----------------    ----------------
     Total Assets                                                            $     70,575,799    $     73,734,464
                                                                             ================    ================

Liabilities and Partners' Deficiency:
   Mortgage notes payable                                                    $     58,094,370    $     59,760,118
   Other liabilities                                                               11,305,121           8,762,158
                                                                             ----------------    ----------------
     Total Liabilities                                                             69,399,491          68,522,276
                                                                             ----------------    ----------------

Fund's deficiency                                                                  (3,906,911)           (419,471)
Other partners' deficiency                                                          5,083,219           5,631,659
                                                                             ----------------    ----------------
   Total Partners' Deficiency                                                       1,176,308           5,212,188
                                                                             ----------------    ----------------
   Total Liabilities and Partners' Deficiency                                $     70,575,799    $     73,734,464
                                                                             ================    ================

Summarized Statements of Operations  -
for the years ended December 31,

                                                                                   2005                2004
                                                                             ----------------    ----------

Rental and other income                                                      $     13,903,188    $     13,530,513

Expenses:
   Operating                                                                        9,511,395          10,119,505
   Interest                                                                         3,997,778           4,168,803
   Depreciation and amortization                                                    3,887,899           3,797,164
                                                                             ----------------    ----------------
     Total Expenses                                                                17,397,072          18,085,472
                                                                             ----------------    ----------------

Net Loss                                                                     $     (3,493,884)   $     (4,554,959)
                                                                             ================    ================

Fund's share of net loss                                                     $     (3,178,495)   $     (3,729,801)
                                                                             ================    ================
Other partners' share of net loss                                            $       (315,389)   $       (825,158)
                                                                             ================    ================

For the years ended March 31, 2006 and 2005, the Fund has not recognized $1,870,047 and $1,646,543, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.

The Fund's deficiency as reflected by the Local Limited Partnerships of ($3,906,911) differs from the Fund's investments in Local Limited Partnerships before adjustments of $8,059,595 primarily because of cumulative unrecognized losses as described above and advances to Local Limited Partnerships which the Fund has included in investments in Local Limited Partnerships.

The Fund has set aside in an escrow account future capital contributions related to its investment in one Local Limited Partnership. Interest earned on this deposit is payable to the Local General Partner. As of March 31, 2006, $108,594 of interest due to the Local General Partner is included in due to affiliates.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

5.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of 0.50% (annually adjusted by the CPI factor) of Gross Proceeds as the annual Asset Management Fee for administering the affairs of the Fund. Asset Management Fees of $341,824 and $333,634 have been expensed in the years ended March 31, 2006 and 2005, respectively. Included in due to affiliates at March 31, 2006 is $85,456 of Asset Management Fees. During the years ended March 31, 2006 and 2005, $341,824 and $330,904 respectively, were paid out of available cash flow for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2006 and 2005 is $122,687 and $197,292, respectively, that the Fund has incurred for these expenses. During the year ended March 31, 2006 and 2005, salaries and benefits of $0 and $197,292, respectively, were paid to the affiliate of the Managing General Partner. As of March 31, 2006, $122,687 of these reimbursements remains unpaid.

6.   Commitments

At March 31, 2006, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total approximately $206,000. Of this amount, the Fund has set aside $148,281 in escrow for future capital contributions to one Local Limited Partnership.

7.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2006 and 2005 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2005 and 2004:

                                                                                    2006                  2005
                                                                               --------------         --------

Net loss per financial statements                                              $   (2,276,364)        $  (2,680,814)

Equity in losses of Local Limited Partnerships for financial reporting
   purposes in excess of equity in losses for tax purposes                            200,110             1,864,694

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                (1,870,047)           (1,646,543)

Adjustment to reflect March 31 fiscal year end to
   December 31 taxable year end                                                        19,824                15,738

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                   (23,982)              (20,558)

Provision for valuation allowance on advances to Local Limited
   Partnerships, not deductible for tax purposes                                      200,275                13,876

Provision for valuation allowance on investments in Local Limited
   Partnerships not deductible for tax purposes                                       146,158                     -
                                                                               --------------         -------------

Net Loss per tax return                                                        $   (3,604,026)        $  (2,453,607)
                                                                               ==============         =============

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

7. Federal Income Taxes (continued)

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2006 and December 31, 2005, respectively are as follows:

                                                                Financial
                                                                Reporting            Tax
                                                                Purposes          Purposes           Differences

Investments in Local Limited Partnerships                   $    4,301,397     $    2,308,136      $    1,993,261
                                                            ==============     ==============      ==============
Other assets                                                $    1,102,724     $    7,462,755      $   (6,360,031)
                                                            ==============     ==============      ==============
Liabilities                                                 $      377,912     $      247,075      $      130,837
                                                            ==============     ==============      ==============

The differences in assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $5,165,000 more than for financial reporting purposes., including approximately $10,633,000 of losses the Fund has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceed its total investments;
(ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $155,000; (iii) approximately $63,000 of cash distributions received from Local Limited Partnerships were received during the three months ended March 31, 2006; (iv) the Fund has recorded an impairment allowance on its investments in Local Limited Partnerships for approximately $4,654,000 that is not recorded for tax purposes; and (v) organizational and offering costs of approximately $6,305,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

8.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represents more than 20% of the Fund's total assets or equity as of March 31, 2006 or 2005 or net losses for the years ended either March 31, 2006 or 2005. The following financial information represents the performance of these Local Limited Partnerships for the years ended December 31, 2005 and 2004:

Eden Park Limited Partnership                                                      2005                     2004
-----------------------------                                                 ---------------           --------

Total Assets                                                                  $    10,117,502           $  10,695,883
Total Liabilities                                                             $     6,928,986           $   7,022,327
Revenue                                                                       $     2,594,610           $   2,583,652
Net Income (Loss)                                                             $      (465,040)          $  (1,668,232)

Citrus Glen

Total Assets                                                                  $     6,198,501           $   6,473,662
Total Liabilities                                                             $     5,928,680           $   5,835,356
Revenue                                                                       $     1,495,538           $   1,325,487
Net Income (Loss)                                                             $      (188,362)          $    (337,064)

