Form 10QSB
period 2006-06-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2006-08-14
CIK 892342

Microsoft Word 11.0.5604;








August 14, 2006




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended June 30, 2006
       File Number 0-24584


Dear Sir/Madam:


Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, filed herewith a copy of subject report.


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

For the quarterly period ended                    June 30, 2006
                                       ------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                     to
                               ----------------             ------------


                         Commission file number 0-24584

             Boston Financial Tax Credit Fund VII, A Limited Partnership
            (Exact name of registrant as specified in its charter)


                   Massachusetts                 04-3166203
----------------------------------------    ------------------------
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts              02110-1106
-------------------------------------------         ----------------------
  (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code         (617) 439-3911
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

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - June 30, 2006                                       1

          Statements of Operations (Unaudited) -
               For the Three Months Ended June 30, 2006 and 2005                          2

          Statement of Changes in Partners' Equity (Deficiency)
               (Unaudited) - For the Three Months Ended June 30, 2006                     3

          Statements of Cash Flows (Unaudited) -
               For the Three Months Ended June 30, 2006 and 2005                          4

          Notes to the Financial Statements (Unaudited)                                   5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                              7

PART II - OTHER INFORMATION

Items 1-6                                                                                14

SIGNATURE                                                                                15


CERTIFICATIONS                                                                           17

    BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                  BALANCE SHEET
                                  June 30, 2006
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                         $       556,058
Restricted cash                                                                                           256,610
Investment securities                                                                                     299,704
Investments in Local Limited Partnerships (Note 1)                                                      3,950,224
Other assets                                                                                                6,218
                                                                                                  ---------------
     Total Assets                                                                                 $     5,068,814
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliates                                                                                 $       443,056
Accrued expenses                                                                                          125,589
                                                                                                  ---------------
     Total Liabilities                                                                                    568,645
                                                                                                  ---------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                                                  4,501,913
Net unrealized losses on marketable securities                                                             (1,744)
                                                                                                  ---------------
     Total Partners' Equity                                                                             4,500,169
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $     5,068,814
                                                                                                  ===============


The accompanying notes are an integral part of these financial statements.

    BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2006 and 2005
                                   (Unaudited)



                                                                                 2006                     2005
                                                                           ----------------         ----------
Revenue:
   Investment                                                              $         11,883        $          7,278
   Other                                                                             15,000                       -
                                                                           ----------------        ----------------
     Total Revenue                                                                   26,883                   7,278
                                                                           ----------------        ----------------

Expense:
   Asset management fees, affiliate                                                  88,361                  85,456
   Provision for valuation allowance on advances to
     Local Limited Partnerships                                                   1,228,154                 200,037
   Provision for valuation allowance on investments in
     Local Limited Partnerships                                                           -                 133,000
   General and administrative (includes reimbursements to
     an affiliate in the amount of  $34,723 and  $34,192
     in 2006 and 2005, respectively)                                                133,742                  78,373
   Amortization                                                                       4,475                   6,246
                                                                           ----------------        ----------------
     Total Expense                                                                1,454,732                 503,112
                                                                           ----------------        ----------------

Loss before equity in losses of Local Limited Partnerships                       (1,427,849)               (495,834)

Equity in losses of Local Limited Partnerships (Note 1)                            (318,181)               (287,801)

Gain on disposal of investments in Local Limited Partnership                      1,220,353                       -
                                                                           ----------------        ----------------

Net Loss                                                                   $       (525,677)       $       (783,635)
                                                                           ================        ================

Net Loss allocated:
   General Partners                                                        $         (5,257)       $         (7,836)
   Limited Partners                                                                (520,420)               (775,799)
                                                                           ----------------        ----------------
                                                                           $       (525,677)       $       (783,635)
                                                                           ================        ================
Net Loss per Limited Partner Unit
   (50,930 Units)                                                          $         (10.22)       $         (15.23)
                                                                           ================        ================


The accompanying notes are an integral part of these financial statements.

    BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                    For the Three Months Ended June 30, 2006
                                   (Unaudited)






                                                            Initial           Investor            Net
                                           General          Limited            Limited        Unrealized
                                          Partners          Partner            Partner          Losses            Total

Balance at March 31, 2006                $  (394,045)    $     5,000       $    5,416,635    $      (1,381)  $    5,026,209
                                         -----------     -----------       --------------    -------------   --------------

Comprehensive Loss:
  Change in net unrealized
     losses on marketable
     securities available for sale                 -               -                    -            (363)             (363)
  Net Loss                                    (5,257)              -             (520,420)              -          (525,677)
                                         -----------     -----------       --------------    ------------    --------------
Comprehensive Loss                            (5,257)              -             (520,420)           (363)         (526,040)
                                         -----------     -----------       --------------    ------------    --------------

Balance at June 30, 2006                 $  (399,302)    $     5,000       $    4,896,215    $     (1,744)   $    4,500,169
                                         ===========     ===========       ==============    ============    ==============



The accompanying notes are an integral part of these financial statements.

    BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2006 and 2005
                                   (Unaudited)






                                                                              2006                  2005
                                                                          -------------         ---------------

Net cash used for operating activities                                    $     (11,464)         $     (32,972)

Net cash provided by (used for) investing activities                             20,716               (659,276)
                                                                          -------------          --------------

Net increase (decrease) in cash and cash equivalents                              9,252               (692,248)

Cash and cash equivalents, beginning                                            546,806              1,035,163
                                                                          -------------          --------------

Cash and cash equivalents, ending                                         $     556,058          $     342,915
                                                                          =============          ==============


The accompanying notes are an integral part of these financial statements.

    BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-KSB for the year ended March 31, 2006. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2006 and 2005.

1.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in eighteen Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood Apartments which is 19.8%, Eden Park which is 67%, Fountain Lakes which is 90%, and Twin Oaks Meadow which is 95.89%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund's interests in the Local Limited Partnership's at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at June
30, 2006:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    39,135,138

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $11,120,901)                                                                  (28,011,981)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,149,601)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              8,973,556

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,201,009

   Cumulative amortization of acquisition fees and expenses                                                (342,329)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      9,832,236

Valuation allowance on investments in Local Limited Partnerships                                        (5,882,012)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     3,950,224
                                                                                                    ===============

    BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Fund has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2006 is $806,279. For the three months ended June 30, 2006, the Fund has not recognized $488,098 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

The Partnership's interest in one of its investments in Local Limited Partnerships was sold during the three months ended June 30, 2006, resulting in a gain of $1,220,353. However, all of the proceeds attributable to this gain were utilized by the Local General Partner to offset operating deficits and fund principal payments at another one of the Local Limited Partnerships managed by this same Local General Partner. Consequently, the Fund has recorded an advance this Local Limited Partnership and an offsetting provision of $1,228,154 for the entire amount of proceeds that would have been realized from the gain.

2.   Commitments

At June 30, 2006, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total approximately $206,000. Of this amount, the Fund has set aside approximately $148,000 in escrow for future capital contributions to one Local Limited Partnership.

3.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represents more than 20% of the Fund's total assets or equity as of June 30, 2006 or 2005 or net losses for the three months ended either June 30, 2006 or 2005. The following financial information represents the performance of these Local Limited Partnerships for the three months ended March 31, 2006 and 2005:

Citrus Glen                                                                        2006                     2005
-----------                                                                   ---------------           --------

Revenue                                                                       $       373,885           $     331,400
Net Loss                                                                      $       (47,091)          $     (84,200)

St Andrew's Pointe Apartments

Revenue                                                                       $       225,149           $     233,457
Net Loss                                                                      $      (105,913)          $    (108,348)

Fairhaven Manor

Revenue                                                                       $        74,969           $      65,700
Net Loss                                                                      $        (2,570)          $     (10,800)


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

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($4,156,131 at June 30, 2006). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Partnership's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Fund investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

Liquidity and Capital Resources

At June 30, 2006, the Fund had cash and cash equivalents of $556,058, compared with $546,806 at March 31, 2006. The slight increase is primarily attributable to cash distributions received from Local Limited Partnerships in excess of cash used for operating activities.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2006, approximately $798,000 of cash, cash equivalents and investment securities has been designated as Reserves.

    BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)


To date, professional fees relating to various Property issues totaling approximately $125,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2006, the Fund has advanced approximately $648,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $976,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.


At June 30, 2006, the Fund has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $58,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2006, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

Cash Distributions

No cash distributions were made to Limited Partners during the three months ended June 30, 2006.

Results of Operations

The Fund's results of operations for the three months ended June 30, 2006 resulted in a net loss of $525,677, as compared to a net loss of $783,635 for the same period in 2005. The decrease in net loss is primarily attributable to a decrease in the provision for valuations on investments in and advances to Local Limited Partnerships, which is primarily the result of a decrease in advances made to Local Limited Partnerships for the three months ended June 30, 2006 when compared to the same period in the prior year. The decrease in net loss is partially offset by an increase in general and administrative expenses. General and administrative expenses increased due to increased legal expenses associated with litigation in which the Fund is currently involved. The gain on disposition of Local Limited Partnership was entirely offset by the provision for valuation allowance on an advance made to the Local General Partner and had no net effect on the Fund's net loss.

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

As of June 30, 2006, the Fund's investment portfolio consists of limited partnership interests in eighteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,486 per Limited Partner Unit. The Managing General Partner estimates that the Fund will generate an immaterial amount of Tax Credits in 2006, the expected final year of Tax Credits. In the aggregate, actual and estimated Tax Credits will enable the Fund to meet the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2007 and continuing through 2009, the Compliance Periods of the eighteen Properties in which the Fund has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in five Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Fund. One of the Local Limited Partnerships in which the Fund had an interest was disposed of during the three months ended June 30, 2006.

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

    BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

In October, 2005, Park again sought leave of the court in the Missouri action to amend its Petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Compliance Period(s) without first obtaining Limited Partner consent. On or about October 11, 2005, Park moved the court for a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer, or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a temporary restraining order. In December 2005, the court granted Park's request to amend its Petition to include the alleged claim regarding disposition of Local Limited Partnership interests. The Defendants and New Defendants have filed a motion to dismiss the second amended petition. That motion is pending. If the motion is denied, it currently appears as if the "books and records" component of the case will proceed to a final hearing before the judge on August 29, 2006 and that trial on the remaining issues will be held on October 16, 2006.

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

On August 24, 2004, the Fund, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships and the general partners moved to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. The Court granted this Motion. Discovery in the matter is ongoing.

The Partnerships and their general partners maintain that the Everest Entities are not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the Partnerships; (ii) the Everest Entities do not seek to review them for a proper purpose; and (iii) selective disclosure of the information to the Everest Entities would give them an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Partnerships and their general partners have not formed an opinion that an unfavorable outcome is either probable or remote, and their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

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

As previously reported, Los Claveles II, located in Trujillio Alto, Puerto Rico, continues to operate at below breakeven due to higher maintenance expenses. The Property continues to be current on its loan obligations. In addition, a site visit conducted by a representative of the Managing General Partner in August 2004 indicated the Property is in fair physical shape. The Managing General Partner, concerned about the Property's long-term viability, signed an agreement in December 2002 with the Local General Partner whereby the Fund would pay its remaining capital commitment of $350,000 and release Fund Reserves of approximately $50,000 in exchange for an exit option that would allow the Fund to put its interest to the Local General Partner at any time for $10,000. In addition, the Local General Partner has the right, subsequent to the expiration of the Compliance Period on December 31, 2008, to call the Fund's interest for a price of $10,000. As part of the agreement, the Local General Partner is providing an operating guarantee in the form of a Local General Partner indemnification of any loss or any recapture of Tax Credits through the end of the Compliance Period.

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, continues to experience operating difficulties. Lower revenues, as a result of the lowering of some unit rents in order to comply with Home loan funding requirements, along with higher administrative expenses contributed to the Property's below breakeven operating performance. In response to prior deficits, during 2001 the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage. In addition, in an effort to further reduce the Property's debt service burden, in July 2003 the Local Limited Partnership and the Illinois Housing Development Authority closed on a mortgage restructuring of the second mortgage that reduced monthly debt service payments until June 1, 2005. As part of the transaction, the management agent agreed to subordinate a percentage of its management fee to payment of the second mortgage debt service. Although acceptable occupancy levels had been achieved throughout the twelve-month period ended March 31, 2006, working capital and debt service coverage ratios remain below appropriate levels. In addition, there is significant deferred maintenance and property management is weak. A site visit by representatives of the Managing General Partner is scheduled for 2006. Advances from the Local General Partner and working capital have enabled the Property to remain current on its loan obligations.

As previously reported, in an effort to reduce the Fund's risk to chronic operating difficulties at Wynmor, located in Brooklyn Park, Minnesota, the Managing General Partner and Local General Partner, on October 1, 2003, entered into an agreement to transfer a portion of the Fund's interest in the Property's future Tax Credits (approximately $11 per Unit) and tax losses to the Local General Partner. In return, the Local General Partner agreed to deposit $500,000 into an escrow to be used to fund current and future operating deficits and to fund as much as an additional $500,000 to cover future operating deficits. The Managing General Partner and Local General Partner also have an agreement that allows for the Managing General Partner to put the Fund's interest to the Local General Partner for $1 any time after October 1, 2003 and that the Local General Partner could call the Fund's interest for fair market value any time after January 2, 2009. The Compliance Period ends for the Property on December 31, 2008.

    BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, St. Andrews Pointe, located in Columbia, South Carolina, continues to suffer primarily from its location; the Property was built in an area of town that was once thriving but is now considered less desirable. As a result of the Property Manager's decision to adopt stricter income guidelines in an effort to reduce the rate of evictions and delinquent tenants, occupancy and debt service coverage remain below appropriate levels. However, the management agent is strong and is working diligently to advertise and attract qualified residents to the Property. Advances from the Local General Partner have enabled the Property to stay current on its loan obligations. The Managing General Partner and Local General Partner have begun to explore an exit strategy that would allow for the disposition of the Fund's interest in the Local Limited Partnership.

As previously reported, Twin Oaks Meadows, located in Lansing, Michigan, suffers from security issues and a soft rental market. As a result, occupancy and revenues decreased and working capital and debt service remain below appropriate levels. To address both of these issues, the Local General Partner worked to obtain a new soft loan to undertake much needed security improvements to the Property and another soft loan to reduce payables and fund current operations. With the consent of the Fund, these loans closed in early May 2004. In return for its consent, the Fund received a put option that allows the Fund to transfer its interest in the Local Limited Partnership for a nominal price to the Local General Partner at any time subsequent to the end of the Property's Compliance Period on December 31, 2009. Although working capital and debt service levels have not deteriorated further, both remain below acceptable levels. Occupancy was 77% as of June 30, 2006.

As previously reported, Des Moines Street Village, located in Des Moines, Iowa, continues to operate at below breakeven due to an increase in real estate taxes. Debt service coverage and working capital levels are below appropriate levels, despite very acceptable occupancy levels. While the Local General Partner had previously funded deficits and the Property has remained current on its debt obligations, the Local General Partner requested and the Managing General Partner approved a reduced rate refinancing of the Property's first mortgage that occurred in April 2004. As part of this transaction, the Managing General Partner and the Local General Partner entered into a put agreement whereby the Fund can transfer its interest in the Local Limited Partnership for a nominal amount at any time after the expiration of the Compliance Period on December 31, 2009.

As previously reported, the Managing General Partner entered into an agreement that would require the Local General Partner to either purchase the Fund's interest in Sunrise Terrace, located in Madera, California, after the end of the compliance period on December 31, 2007 based on the appraised value of the Property or to market the Property for sale.

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

As previously reported, Santa Fe Oaks II, located in Gainesville, Florida continued to display the effects of the addition of three new properties in the remote area that hindered this aging property's ability to compete. While improved demand had increased occupancy to a level of 98% as of May 31, 2006, working capital and debt service coverage remained at unacceptable levels. As a result of a prior agreement, the Property was sold on June 30, 2006. In accordance with the terms of the agreement, net sales proceeds in the amount of $1,228,154, or $24.11 per Unit,

    BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

have been retained by the Local General Partner. This sale is projected to result in 2006 taxable income of approximately $1,200,000, or $24 per Unit. For financial reporting purposes, the Fund has recognized a gain that includes the entire amount of proceeds, but has offset this gain by fully reserving the proceeds advanced to the Local General Partner, as the Fund has no expectation to recover this cash. The Local General Partner has no obligation to repay these funds and it is not expected that the property will produce positive cash flow or cash flow upon disposition.

As previously reported, operations at Oak Ridge, located in Macon, Georgia, continue to suffer primarily due to very low occupancy levels and low rental rates as of June 30, 2006. The low occupancy levels are generally attributable to a lack of public transportation near the site and a struggling economy in the Macon area. The Property's net operating income remains insufficient to meet debt service payments. Therefore, the Local General Partner continues to advance the funds necessary for the Property to stay current on its loan obligations. The Managing General Partner will continue to work closely with the management agent and Local General Partner to monitor Property operations. The Managing General Partner and Local General Partner continue to explore an exit strategy that would allow for a disposal of the Fund's interest in the Local Limited Partnership.

As previously reported, although operations at Palo Verde II, located in Henderson, Nevada, remain strong, the former Local General Partner filed for bankruptcy protection and refused to remit to the Fund its priority cash distributions, representing a default under the terms of the Local Limited Partnership Agreement. An affiliate of the Managing General Partner assumed the Local General Partner interest in September 2001. Since the statute of limitations on potential litigation involving one of the former Local General Partners expired in 2005, the Managing General Partner currently expects a 2006 disposal of the Partnership's interest in this Local Limited Partnership. Net proceeds, if any, are inestimable at this time.

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

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2006.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14,  2006               BOSTON FINANCIAL TAX CREDIT FUND VII,
                                       A LIMITED PARTNERSHIP


                                       By:   Arch Street VII, Inc.,
                                       its Managing General Partner


                                      /s/Jenny Netzer
                                      Jenny Netzer
                                      Executive Vice President
                                      MMA Financial, Inc.