Form 10KSB/A
period 2004-03-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2006-09-05
CIK 892342

Microsoft Word 11.0.6502;










September 5, 2006



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

       Boston Financial Tax Credit Fund VII, A Limited Partnership Annual Report on Form 10-KSB/A for the Year Ended March 31, 2004 File Number 0-24584

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

                                  FORM 10-KSB/A

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end                   March 31, 2004
                              ----------------------------


                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------              -------


        Commission file number 0-24584

            Boston Financial Tax Credit Fund VII, A Limited Partnership (Exact name of registrant as specified in its charter)

              Massachusetts                         04-3166203
      (State or other jurisdiction of     (I.R.S.Employer Identification No.)
       incorporation or organization)

   101 Arch Street, Boston, Massachusetts             02110-1106
---------------------------------------------   -----------------------------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code    (617) 439-3911
                                                     --------------------


Securities registered pursuant to Section 12(b) of the Act:
                                              Name of each exchange on
          Title of each class                    which registered
          -------------------                 -------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ X ]

State the aggregate sales price of partnership units held by non-affiliates of the registrant.
                                         $45,581,000 as of March 31, 2004
                                         --------------------------------

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB/A INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS: (2) ANY PROXY OR INFORMATION STATEMENT: AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.

                                                                        Part of Report on
                                                                        Form 10-KSB/A into
                                                                        Which the Document
Documents incorporated by reference                                     is Incorporated
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

     "Investment Risks"                                                 Part I, Item 1

     "Estimated Use of Proceeds"                                        Part III, Item 12

     "Management Compensation and Fees"                                 Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
        Credits and Cash Distributions"                                 Part III, Item 12



                                Explanatory Note

On June 30, 2004, Boston Financial Tax Credit Fund VII, A Limited Partnership (the "Fund") filed its annual report on Form 10-KSB for its fiscal year ended March 31, 2004. The Fund hereby amends the 2004 Form 10-KSB to include the name of its Registered Public Accounting Firm as well as the city and state of the office that performed the audit, to disclose the fees paid and types of services rendered by the principal accountant, to expand in greater detail the disclosures in the Summary of Critical Accounting Policies and to include current certifications pursuant to sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This form 10-KSB/A does not reflect events occurring after the June 30, 2004 filing of the Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above.

        BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                         ANNUAL REPORT ON FORM 10-KSB/A
                        FOR THE YEAR ENDED MARCH 31, 2004


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

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                          K-15
     Item 10      Management Remuneration                                    K-16
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                                      K-16
     Item 12      Certain Relationships and Related Transactions             K-17
     Item 13      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                        K-18
     Item 14      Principal Accountant Fees and Services                     K-19

CONTROLS AND PROCEDURES                                                      K-20
-----------------------

SIGNATURES                                                                   K-21
----------

CERTIFICATIONS                                                               K-22
--------------

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




                                             Capital Contributions         Mtge. loans                    Occupancy
Local Limited Partnership   Number      Total Committed   Paid Through     payable at                          at
Property Name                of          at March 31,       March 31,      December 31,    Type of         March 31,
Property Location          Apt. Units        2004            2004            2003          Subsidy*            2004
----------------------- ------------- ------------------  ------------- ----------------   -----------    ---------------

Oak Ridge Apartments,
   A Limited Partnership
Oak Ridge
Macon, GA                   152          $2,870,245         $2,870,245       $3,852,040          None               71%

Santa Fe Oaks Phase II,
   A Limited Partnership
Santa Fe Oaks II
Gainesville, FL             129           2,698,586          2,698,586        3,484,316          None               95%

Andrew's Pointe Limited
Partnership
Andrew's Pointe
Burnsville, MN               57           1,333,800          1,333,800        2,127,381          None               96%

Palo Verde II, A Nevada
Limited Partnership
Palo Verde II
Henderson, NV                60           1,324,801          1,324,801        1,017,784          None               92%

Woods Lane, A Limited
Partnership
Woods Lane
Rogers, AR                  156           2,574,180          2,574,180        3,104,405          None              100%

Crafton Place, A Limited
Partnership
Crafton Place
Fayetteville, AR             84           1,365,120          1,365,120        1,552,219          None              100%





                                             Capital Contributions         Mtge. loans                    Occupancy
Local Limited Partnership   Number      Total Committed   Paid Through     payable at                          at
Property Name                of          at March 31,       March 31,      December 31,    Type of         March 31,
Property Location          Apt. Units        2004            2004            2003          Subsidy*            2004
----------------------- ------------- ------------------  ------------- ----------------   -----------    ---------------

Guardian Place
Limited Partnership
Guardian Place
Richmond, VA                120          2,174,390              2,174,390     2,784,187          None               98%

Twin Oaks Meadows Limited
Dividend Housing Association
Limited Partnership
Twin Oaks Meadows
Lansing, MI                  63          1,436,400              1,436,400     1,821,726          None               67%

Madera Sunrise Terrace
Limited Partnership
Sunrise Terrace
Madera, CA                   52          1,523,196              1,523,196        753,015          None               92%

Eden Park Limited
Partnership
Wynmor
Brooklyn Park, MN           324          5,527,758              5,527,758     5,196,199          None               84%

Affordable Citrus Glen
Limited Partnership
Citrus Glen
Orlando, FL                 176          4,581,360              4,581,360     5,208,077          None               91%

St. Andrews Pointe Apartments
A Limited Partnership
St. Andrews Pointe
Columbia, SC                150          3,414,528              3,414,528     4,373,447          None               78%




                                             Capital Contributions         Mtge. loans                    Occupancy
Local Limited Partnership   Number      Total Committed   Paid Through     payable at                          at
Property Name                of          at March 31,       March 31,      December 31,    Type of         March 31,
Property Location          Apt. Units        2004            2004            2003          Subsidy*            2004
----------------------- ------------- ------------------  ------------- ----------------   -----------    ---------------

Des Moines Street Associates
Limited Partnership
Des Moines St. Village
Des Moines, IA               42        1,083,996              1,083,996       1,572,637        Section 8            88%

Fountain Lakes, A Limited
Partnership
Fountain Lakes
Benton, AR                  180        2,854,593              2,854,593       3,916,779          None               91%

Fairhaven Manor Limited
Partnership
Fairhaven Manor
Burlington, WA               40        1,232,020              1,232,020          879,572          None               75%

Grand Boulevard Renaissance I
Limited Partnership
Grand Boulevard Renaissance
Chicago, IL                  30        1,085,000                936,719       1,817,467        Section 8            80%

Los Claveles, S.E. Limited
Partnership
Los Claveles II
Trujilio Alto, PR           180        1,272,000              1,273,374       9,627,315        Section 8            97%

Springwood Apartments,
A Limited Partnership
Springwood
Tallahassee, FL             113          624,805                624,805       3,655,827          None               95%





                                             Capital Contributions         Mtge. loans                    Occupancy
Local Limited Partnership   Number      Total Committed   Paid Through     payable at                          at
Property Name                of          at March 31,       March 31,      December 31,    Type of         March 31,
Property Location          Apt. Units        2004            2004            2003          Subsidy*            2004
----------------------- ------------- ------------------  ------------- ----------------   -----------    ---------------

BHP/Harford Commons
Limited Partnership
Harford Commons
Baltimore, MD             30               1,187,000        1,128,000        1,736,092         None               90%
                       -----            ------------      ------------    ------------
                       2,138             $40,163,778      $39,957,871      $58,480,485
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

                                      K-24
Two Local Limited Partnerships invested in by the Fund, Eden Park Limited Partnership and Affordable Citrus Glen Limited Partnership represent more than 10% of the total capital contributions made to Local Limited Partnerships by the Fund.

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

The Fund has policies and practices for assessing potential impairment of its investments in Local Limited Partnerships. The Fund analyzes these investments to determine if impairment indicators exist and if an other than temporary impairment adjustment is necessary. If impairment indicators are present, the investment is further analyzed to consider the Fund's ability to recover the investment's carrying value. If an other than temporary impairment in carrying value exists, an impairment loss is recorded to write down the investment to its fair value. Fair value is primarily established from the current market value estimate of the remaining unused tax credits associated with the properties owned by the Local Limited Partnerships. During the year ended March 31, 2004, the Fund concluded six of the Local Limited Partnerships had experienced other than temporary declines in its carrying value and impairment losses were recorded; Palo Verde II, A Nevada Limited Partnership for $619,000, Madera Sunrise Terrace Limited Partnership for $411,000, Eden Park Limited Partnership for $1,180,000, St. Andrews Pointe Apartments, A Limited Partnership for $127,000, Des Moines Street Limited Partnerships $334,000, and Fountain Lakes, A Limited Partnership for $1,189,000. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other than temporary impairments. However, the Fund may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

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

Asset management fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives 0.5% (annually adjusted by the CPI factor) of Gross Proceeds as the annual Asset Management Fee. Fees earned during the years ended March 31, 2004 and 2003 are as follows:

                                                                      2004             2003
                                                                --------------    -------------

   Asset management fees                                        $      326,275    $     319,023

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

(c) Reports on Form 8-K

     No Reports on Form 8-K were filed during the year ended March 31, 2004.

Item 14.   Principal Accountant Fees and Services

The Fund paid fees for services rendered by the principal accountant for the two years end March 31, 2004 as follows:

                                                                2004              2003
                                                              ---------         --------

     Audit fees                                               $  22,540         $ 18,648
     Tax fees                                                 $   1,850         $  2,111

No other fees were paid to the principal accountants during the two years ended March 31, 2004.

                             CONTROLS AND PROCEDURES



Controls and Procedures

Based on the Fund's evaluation within 120 days prior to filing this Form 10-KSB/A, the Fund's director has concluded that the Fund's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Fund files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

      BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

      By:  Arch Street VIII, Inc.
           its Managing General Partner


     By:   /s/Jenny Netzer                         Date:    September 5, 2006
           ---------------------------------------           -----------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Fund and in the capacities and on the dates indicated:

     By:   /s/Jenny Netzer                       Date:    September 5, 2006
           --------------------------------------         -----------------
           Jenny Netzer
           Executive Vice President
           MMA Financial, LLC



     By:   /s/Michael H. Gladstone               Date:   September 5, 2006
           -----------------------------                   -----------------
           Michael H. Gladstone
           Principal
           MMA Financial, LLC

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                         ANNUAL REPORT ON FORM 10-KSB/A
                        FOR THE YEAR ENDED MARCH 31, 2004
                                      INDEX


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

   Statements of Cash Flows - For the years ended
     March 31, 2004 and 2003                                                     F-6

   Notes to the Financial Statements                                             F-7


             Report of Independent Registered Public Accounting Firm



To the Partners of
Boston Financial Tax Credit Fund VII, A Limited Partnership:

In our opinion, the accompanying balance sheet and the related statements of operations, changes in partners' equity (deficiency) and cash flows present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund VII, A Limited Partnership (the "Fund") at March 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our previously issued report on the Fund's balance sheet and the related statements of operations, changes in partners' equity (deficiency) and cash flows at March 31, 2004 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004, we made reference to the reports of other auditors with respect to the financial statements of Santa Fe Oaks Phase II, A Limited Partnership, Andrew's Pointe Limited Partnership, Palo Verde II, A Nevada Limited Partnership, Crafton Place, A Limited Partnership, Woods Lane, A Limited Partnership, Guardian Place Limited Partnership, Twin Oaks Meadows Limited Dividend Housing Association Limited Partnership, Madera Sunrise Terrace Limited, Affordable Citrus Glen Limited Partnership, Eden Park Limited Partnership, St. Andrews Pointe Apartments, A Limited Partnership, Des Moines Street Associates Limited Partnership, Fountain Lakes, A Limited Partnership, Fairhaven Manor Limited Partnership, Grand Boulevard Renaissance I Limited Partnership, Los Claveles, S.E. Limited Partnership, BHP/Harford Commons Limited Partnership and Springwood Apartments, A Limited Partnership as of and for the year ended March 31, 2004 and Santa Fe Oaks Phase II, A Limited Partnership, Andrew's Pointe Limited Partnership, Palo Verde II, A Nevada Limited Partnership, Crafton Place, A Limited Partnership, Woods Lane, A Limited Partnership, Guardian Place Limited Partnership, Twin Oaks Meadows Limited Dividend Housing Association Limited Partnership, Madera Sunrise Terrace Limited, Affordable Citrus Glen Limited Partnership, Eden Park Limited Partnership, St. Andrews Pointe Apartments, A Limited Partnership, Des Moines Street Associates Limited Partnership, Fountain Lakes, A Limited Partnership, Fairhaven Manor Limited Partnership, Grand Boulevard Renaissance I Limited Partnership, Los Claveles, S.E. Limited Partnership, BHP/Harford Commons Limited Partnership and Springwood Apartments, A Limited Partnership as of and for the year ended March 31, 2003. Those statements were audited by other auditors, whose reports thereon had been furnished to us, and our previous opinion expressed, insofar as it related to the Fund's financial statement amounts for these entities, was based solely on the reports of the other auditors. Our current report no longer includes a reference to other auditors.



/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
June 24, 2004, except for the reference to other auditors described in the second paragraph above, as to which the date is May 18, 2006

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

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2004 and 2003



                                                                                    2004                2003
                                                                                -------------      -------------
Revenue:
   Investment                                                                   $      36,551      $      66,812
   Other                                                                               30,000             32,670
                                                                               --------------       ------------
Total Revenue                                                                          66,551             99,482
                                                                                -------------      -------------

Expenses:
   Asset management fees, affiliate (Note 5)                                          326,275            319,023
   Provision for valuation of advances to
     Local Limited Partnerships (Note 4)                                              139,494            123,142
   Provision for valuation of investments in Local Limited
     Partnerships (Note 4)                                                          3,860,000                  -
   General and administrative expenses (includes
     reimbursements to an affiliate in the amounts of
     $142,130 and $132,534 in 2004 and 2003, respectively)
      (Note 5)                                                                        234,103            270,161
   Amortization                                                                        30,623             30,622
                                                                                -------------      -------------
       Total Expenses                                                               4,590,495            742,948
                                                                                -------------      -------------

Loss before equity in losses of
   Local Limited Partnerships                                                      (4,523,944)          (643,466)

Equity in losses of
   Local Limited Partnerships (Note 4)                                             (2,803,502)        (2,722,550)
                                                                                -------------      -------------

Net Loss                                                                        $  (7,327,446)     $  (3,366,016)
                                                                                =============      =============

Net Loss allocated:
   General Partners                                                             $     (73,274)     $     (33,660)
   Limited Partners                                                                (7,254,172)        (3,332,356)
                                                                                -------------      -------------
                                                                                $  (7,327,446)     $  (3,366,016)
                                                                                =============      =============
Net Loss per Limited Partner Unit
   (50,930 Units)                                                               $     (142.43)     $       (65.43)
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

v                  NOTES TO THE FINANCIAL STATEMENTS (Continued)


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

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

7.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2004 and 2003 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2003 and 2002:

                                                                                  2004             2003
                                                                             -------------     -------------

Net Loss per financial statements                                            $  (7,327,446)    $  (3,366,016)

Equity in losses of Local Limited Partnerships for tax purposes
   in excess of equity in losses for financial reporting purposes                 (421,926)       (1,202,283)

Equity in losses of Local Limited Partnerships not
   recognized for financial reporting purposes                                    (518,281)         (755,144)

Adjustment to reflect March 31 fiscal year end
   to December 31 taxable year end                                                  (1,560)           63,553

Amortization for tax purposes in excess of
   amortization for financial reporting purposes                                   (14,917)          (14,918)

Provision for valuation of advances to Local Limited
   Partnerships not deductible for tax purposes                                    139,494           123,142

Provision for valuation of investments in Local Limited
   Partnerships not deductible for tax purposes                                  3,860,000                 -

Loss on disposal of investment in Local Limited Partnership
   for tax purposes                                                               (694,957)                -
                                                                             -------------     -------------

Net Loss per tax return                                                      $  (4,979,593)    $  (5,151,666)
                                                                             =============     =============

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2004 and December 31, 2003, respectively are as follows:

                                                     Financial
                                                    Reporting                   Tax
                                                      Purposes                Purposes          Differences
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