Form 10QSB
period 2006-09-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2006-11-14
CIK 892342

Microsoft Word 11.0.6502;








November 14, 2006




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended September 30, 2006 File Number 0-24584


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

For the quarterly period ended                September 30, 2006
                                       -------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                     to



                         Commission file number 0-24584

          Boston Financial Tax Credit Fund VII, A Limited Partnership
           (Exact name of registrant as specified in its charter)


   Massachusetts                             04-3166203
---------------------------------       -------------------------------
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)


   101 Arch Street, Boston, Massachusetts                 02110-1106
---------------------------------------------    -----------------------------
  (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code            (617) 439-3911
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

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - September 30, 2006                                  1

          Statements of Operations (Unaudited) -
               For the Three and Six Months Ended September 30, 2006 and 2005             2

          Statement of Changes in Partners' Equity (Deficiency)
               (Unaudited) - For the Six Months Ended September 30, 2006                  3

          Statements of Cash Flows (Unaudited) -
               For the Six Months Ended September 30, 2006 and 2005                       4

          Notes to the Financial Statements (Unaudited)                                   5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                              7

PART II - OTHER INFORMATION

Items 1-6                                                                                14

SIGNATURE                                                                                15


CERTIFICATIONS                                                                           16

      BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                  BALANCE SHEET
                               September 30, 2006
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                         $       654,473
Restricted cash                                                                                           258,343
Investment securities                                                                                     298,152
Investments in Local Limited Partnerships (Note 1)                                                      3,627,176
Other assets                                                                                                3,916
                                                                                                  ---------------
     Total Assets                                                                                 $     4,842,060
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliates                                                                                 $       567,872
Accrued expenses                                                                                           83,325
                                                                                                  ---------------
     Total Liabilities                                                                                    651,197
                                                                                                  ---------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                                                  4,191,689
Net unrealized losses on marketable securities                                                               (826)
                                                                                                  ---------------
     Total Partners' Equity                                                                             4,190,863
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $     4,842,060
                                                                                                  ===============


The accompanying notes are an integral part of these financial statements.


      BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2006 and 2005
                                   (Unaudited)



                                                         Three Months Ended                          Six Months Ended
                                                  September 30,         September 30,        September 30,         September 30,
                                                      2006                  2005                 2006                  2005
                                                ----------------      ----------------     ----------------     ----------------
Revenue
   Investment                                   $         11,083      $         10,310     $         22,966     $         17,588
   Other                                                  41,942                30,000               56,942               30,000
                                                ----------------      ----------------     ----------------     ----------------
     Total Revenue                                        53,025                40,310               79,908               47,588
                                                ----------------      ----------------     ----------------     ----------------

Expenses:
   Asset Management Fees, affiliate                       88,362                85,456              176,723              170,912
   Provision for valuation of advances to
     Local Limited Partnerships                              938                   179            1,229,092              200,216
   Provision for valuation of investments
     in Local Limited Partnerships                             -                     -                    -              133,000
   General and administrative
     (includes reimbursement to affiliate
     in the amounts of $69,445 and
     $67,252 for the six months ended
     September 30, 2006 and 2005,
     respectively)                                        64,075                75,041              197,817              153,414
   Amortization                                            4,108                 4,532                8,583               10,778
                                                ----------------      ----------------     ----------------     ----------------
     Total Expenses                                      157,483               165,208            1,612,215              668,320
                                                ----------------      ----------------     ----------------     ----------------

Loss before equity in losses of
   Local Limited Partnerships                           (104,458)             (124,898)          (1,532,307)            (620,732)

Equity in losses of Local Limited
   Partnerships (Note 1)                                (205,766)             (210,091)            (523,947)            (497,892)

Gain on sale of investment in Local
   Limited Partnership                                         -                     -            1,220,353                    -
                                                ----------------      ----------------     ----------------     ----------------

Net Loss                                        $       (310,224)     $       (334,989)    $       (835,901)    $     (1,118,624)
                                                ================      ================     ================     ================

Net Loss allocated:
   General Partners                             $         (3,102)     $         (3,350)    $         (8,359)    $        (11,186)
   Limited Partners                                     (307,122)             (331,639)            (827,542)          (1,107,438)
                                                ----------------      ----------------     ----------------     ----------------
                                                $       (310,224)     $       (334,989)    $       (835,901)    $     (1,118,624)
                                                ================      ================     ================     ================

Net Loss Per Limited Partner
   Unit (50,930) Units                          $          (6.03)     $          (6.51)    $         (16.25)    $        (21.74)
                                                ================      ================     ================     ===============


The accompanying notes are an integral part of these financial statements.

      BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Six Months Ended September 30, 2006
                                   (Unaudited)






                                                            Initial           Investor            Net
                                           General          Limited            Limited        Unrealized
                                          Partners          Partner            Partner          Losses            Total

Balance at March 31, 2006                $  (394,045)    $     5,000       $    5,416,635    $      (1,381)  $    5,026,209
                                         -----------     -----------       --------------    -------------   --------------

Comprehensive Income (Loss):
  Change in net unrealized
     losses on marketable
     securities available for sale                 -               -                    -             555               555
  Net Loss                                    (8,359)              -             (827,542)              -          (835,901)
                                         -----------     -----------       --------------    ------------    --------------
Comprehensive Income (Loss)                   (8,359)              -             (827,542)            555          (835,346)
                                         -----------     -----------       --------------    ------------    --------------

Balance at September 30, 2006            $  (402,404)    $     5,000       $    4,589,093    $       (826)   $    4,190,863
                                         ===========     ===========       ==============    ============    ==============


The accompanying notes are an integral part of these financial statements.


      BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2006 and 2005
                                   (Unaudited)






                                                                              2006                  2005
                                                                          -------------         --------------

Net cash provided by (used for) operating activities                      $     (55,394)         $     160,787

Net cash provided by (used for) investing activities                            163,061               (579,808)
                                                                          -------------          -------------

Net increase (decrease) in cash and cash equivalents                            107,667               (419,021)

Cash and cash equivalents, beginning                                            546,806              1,035,163
                                                                          -------------          -------------

Cash and cash equivalents, ending                                         $     654,473          $     616,142
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

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2006 and 2005.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2006:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    39,136,076

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $11,634,524)                                                                  (28,190,805)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,289,716)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              8,655,555

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,201,009

   Cumulative amortization of acquisition fees and expenses                                                (346,437)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      9,510,127

Valuation allowance on investments in Local Limited Partnerships                                         (5,882,951)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     3,627,176
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

The Fund's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2006 is $1,498,726. For the six months ended September 30, 2006, the Fund has not recognized $974,779 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

The Partnership's interest in one of its investments in Local Limited Partnerships was sold during the six months ended September 30, 2006, resulting in a gain of $1,220,353. However, all of the proceeds attributable to this gain were utilized by the Local General Partner to offset operating deficits and fund debt service payments at another one of the Local Limited Partnerships managed by this same Local General Partner. Consequently, the Fund has recorded an advance to this Local Limited Partnership and an offsetting provision of $1,228,154 for the entire amount of proceeds that would have been realized from the gain.

2.   Commitments

At September 30, 2006, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total approximately $206,000. Of this amount, the Fund has set aside approximately $148,000 in escrow for future capital contributions to one Local Limited Partnership.

3.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represents more than 20% of the Fund's total assets or equity as of September 30, 2006 or 2005 or net losses for the three months ended either September 30, 2006 or 2005. The following financial information represents the performance of these Local Limited Partnerships for the three months ended June 30, 2006 and 2005:

Woods Lane                                                                         2006                     2005
----------                                                                    ---------------           --------

Revenue                                                                       $           N/A           $     169,539
Net Loss                                                                      $           N/A           $     (80,612)

Santa Fe Oaks

Revenue                                                                       $           N/A           $     145,384
Net Loss                                                                      $           N/A           $    (144,236)

Citrus Glen
Revenue                                                                       $       395,397           $     394,079
Net Income (Loss)                                                             $       (38,310)          $      59,360

Fairhaven Manor

Revenue                                                                       $        84,561           $      88,819
Net Income (Loss)                                                             $       (44,857)          $       8,689



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

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($3,833,083 at September 30, 2006). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

The Fund has implemented policies and practices for assessing other-than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline in carrying value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Fund's financial statements. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairment losses. However, the Fund may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

Liquidity and Capital Resources

At September 30, 2006, the Fund had cash and cash equivalents of $654,473, compared with $546,806 at March 31, 2006. The slight increase is primarily attributable to cash distributions received from Local Limited Partnerships in excess of cash used for operating activities.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2006, approximately $895,000 of cash, cash equivalents and investment securities has been designated as Reserves.

      BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)


To date, professional fees relating to various Property issues totaling approximately $125,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2006, the Fund has advanced approximately $649,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $878,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.


At September 30, 2006, the Fund has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $58,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2006, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

Cash Distributions

No cash distributions were made to Limited Partners during the six months ended September 30, 2006.

Results of Operations

Three Month Period

The Fund's results of operations for the three months ended September 30, 2006 resulted in a net loss of $310,224 as compared to a net loss of $334,989 for the same period in 2005. The decrease in net loss is primarily attributable to an increase in other income and a decrease in general and administrative expenses. The increase in other income is primarily due to an increase in distributions from Local Limited Partnerships with carrying values of zero. The decrease in general and administrative expenses is due to a reversal of an accrual for monitoring fees in the current period.

      BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Six Month Period

The Fund's results of operations for the six months ended September 30, 2006 resulted in net loss of $835,901 as compared to a net loss of $1,118,624 for the same period in 2005. The decrease in net loss is primarily attributable to a decrease in provision for valuation of advances to the Local Limited Partnerships. After a gain on sale of the Fund's investment in one of the Local Limited Partnerships offsets a reserve provision recorded when the gain proceeds were fully advanced to an affiliated Local Limited Partnership, provision for valuation of advances actually decreased due to advances made to another Local Limited Partnership in the prior year. In addition, the net loss decrease is attributable to a decrease in provision for valuation of investments in Local Limited Partnerships due to the Fund recording an impairment allowance in its investments in certain Local Limited Partnerships during the prior year. These decreases in were partially offset by an increase in general administrative expenses due to increased legal expenses associated with litigation in which the Partnership is currently involved.

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

As of September 30, 2006, the Fund's investment portfolio consists of limited partnership interests in eighteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,485 per Limited Partner Unit. The Managing General Partner estimates that the Fund will generate an immaterial amount of Tax Credits in 2006, the expected final year of Tax Credits. In the aggregate, actual and estimated Tax Credits will enable the Fund to meet the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2007 and continuing through 2009, the Compliance Periods of the eighteen Properties in which the Fund has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in five Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Fund. One of the Local Limited Partnerships in which the Fund had an interest was disposed of during the six months ended September 30, 2006.

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

In October, 2005, Park again sought leave of the court in the Missouri action to amend its Petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Compliance Period(s) without first obtaining Limited Partner consent. On or about October 11, 2005, Park moved the court for a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer, or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a temporary restraining order. In December 2005, the court granted Park's request to amend its Petition to include the alleged claim regarding disposition of Local Limited Partnership interests. The Defendants and New Defendants have filed a motion to dismiss the second amended petition. The motion to dismiss has not yet been decided. The originally scheduled final hearings in August and October 2006 were adjourned at the request of the parties as discussions concerning a possible negotiated resolution of the matter are ongoing. If a settlement is not reached, the final hearing likely will take place in December 2006 or January 2007.

The Defendants and the New Defendants maintain that Park is not entitled to review the materials requested and/or use the materials in secondary market transactions because, among other things: (i) they are not "books and records" of the Defendants and the New Defendants; (ii) Park does not seek to review them for a proper purpose; and (iii) selective disclosure of the information to Park would give it an unfair informational advantage in secondary market transactions and may violate federal and/or state securities laws. The Defendants and New Defendants accordingly intend on defending against the claims vigorously. The Defendants and New Defendants have not formed an opinion that an unfavorable outcome is either probable or remote, and their counsel refrains from expressing an opinion as to the likely outcome of the case or the range of any loss.

On August 24, 2004, the Fund, Boston Financial Qualified Housing Limited Partnership, Boston Financial Qualified Housing Tax Credits L.P. II, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. IV, Boston Financial Qualified Housing Tax Credits L.P. V, Boston Financial Tax Credit Fund Plus, A Limited Partnership, and Boston Financial Tax Credit Fund VIII, A Limited Partnership (collectively, the "Partnerships"), and their general partners commenced litigation against Everest Housing Investors 2, LLC ("Everest 2") and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court, seeking a declaratory judgment that certain materials the Everest Entities sought to inspect are not "books and records" of the Partnerships and that the Everest Entities are in any case not entitled to inspect said information under applicable partnership agreements, partnership law or otherwise. On October 7, 2004, the Everest Entities filed an answer and counterclaim against the Partnerships and their purported general partners, claiming that they breached applicable partnership agreements, partnership law and their fiduciary duties to the Everest Entities by failing to make the purported "books and records" available. On January 12, 2005, the Partnerships and the general

      BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

partners moved to amend their complaint to, among other things, add a claim based on Everest 2's breach of a November 24, 2003 letter agreement which compelled Everest 2 to keep confidential certain information contemporaneously disseminated by four of the Partnerships to Everest 2. The Court granted this Motion. Discovery is continuing in this matter, but no activity has taken place in recent months as the parties have been discussing whether a negotiated resolution of the matter is possible.

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

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, continues to experience operating difficulties. Although acceptable occupancy levels have been achieved throughout the six -month period ending June 30, 2006, working capital and debt service coverage ratios remain below appropriate levels. In addition, there is significant deferred maintenance and property management is weak. A site visit by representatives of the Managing General Partner is scheduled for 2006. Advances from the Local General Partner and working capital have enabled the Property to remain current on its loan obligations. In response to prior deficits, during 2001 the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage. In addition, in an effort to further reduce the Property's debt service burden, in July 2003 the Local Limited Partnership and the Illinois Housing Development Authority closed on a mortgage restructuring of the second mortgage that reduced monthly debt service payments until June 1, 2005. As part of the transaction, the management agent agreed to subordinate a percentage of its management fee to payment of the second mortgage debt service.

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

As previously reported, St. Andrews Pointe, located in Columbia, South Carolina, continues to suffer primarily from its location; the Property was built in an area of town that was once thriving but is now considered less desirable. As a result of the Property Manager's decision to adopt stricter income guidelines in an effort to reduce the rate of evictions and delinquent tenants, occupancy and debt service coverage remain below appropriate levels. However, the management agent is strong and is working diligently to advertise and attract qualified residents to the Property. Advances from the Local General Partner have enabled the Property to stay current on its loan obligations. The Managing General Partner and Local General Partner continue to explore an exit strategy that would allow for the potential 2007 disposition of the Fund's interest in the Local Limited Partnership.

As previously reported, the Local General Partner of Twin Oaks Meadows, located in Lansing, Michigan, with the Fund's consent, obtained soft loan financing in May 2004 to undertake much needed security improvements to the Property, reduce payables and fund operating deficits. In return for its consent, the Fund received a put option that allows the Fund to transfer its interest in the Local Limited Partnership for a nominal price to the Local General Partner at any time subsequent to the end of the Property's Compliance Period on December 31, 2009. Although working capital and debt service levels have not deteriorated further, both remained below acceptable levels at June 30, 2006. Occupancy improved to 83% as of September 30, 2006.

As previously reported, Des Moines Street Village, located in Des Moines, Iowa, operated at below breakeven at March, 31, 2006 due to an increase in real estate taxes. Although the Property operated at above breakeven for the three-month period ending June 30, 2006, the Managing General Partner expects a return to below breakeven operations as the recent real estate tax abatement expires. Debt service coverage and working capital levels are below appropriate levels at June 30, 2006, despite an acceptable occupancy level of 92% as of June 30, 2006. While the Local General Partner had previously funded deficits and the Property has remained current on its debt obligations, the Local General Partner requested and the Managing General Partner approved a reduced rate refinancing of the Property's first mortgage that occurred in April 2004. As part of this transaction, the Managing General Partner and the Local General Partner entered into a put agreement whereby the Fund can transfer its interest in the Local Limited Partnership for a nominal amount at any time after the expiration of the Compliance Period on December 31, 2009.

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

As previously reported, Santa Fe Oaks II, located in Gainesville, Florida continued to display the effects of the addition of three new properties in the market area that hindered this aging Property's ability to compete. While improved demand had increased occupancy to a level of 98% as of May 31, 2006, working capital and debt service coverage remained at unacceptable levels. As a result of a prior agreement, the Property was sold on June 30, 2006. In accordance with the terms of the agreement, net sales proceeds in the amount of $1,228,154, or $24.11 per Unit, have been retained by the Local General Partner. This sale is projected to result in 2006 taxable income of approximately $1,200,000, or $24 per Unit. For financial reporting purposes, the Fund has recognized a gain that includes the entire amount of proceeds, but has offset this gain by fully reserving the proceeds advanced to the Local General Partner, as the Fund has no expectation to recover this cash. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, operations at Oak Ridge, located in Macon, Georgia, continue to suffer primarily due to very low occupancy levels and low rental rates as of September 30, 2006. The low occupancy levels are generally attributable to a lack of public transportation near the site and a struggling economy in the Macon area. The Property's net operating income remains insufficient to meet debt service payments. Therefore, the Local General Partner continues to advance the funds necessary for the Property to stay current on its loan obligations. The Managing General Partner will continue to work closely with the management agent and Local General Partner to monitor Property operations. The Managing General Partner and Local General Partner continue to explore an exit strategy that would allow for a disposal of the Fund's interest in the Local Limited Partnership.

As previously reported, although operations at Palo Verde II, located in Henderson, Nevada, remain strong, the former Local General Partner filed for bankruptcy protection and refused to remit to the Fund its priority cash distributions, representing a default under the terms of the Local Limited Partnership Agreement. An affiliate of the Managing General Partner assumed the Local General Partner interest in September 2001. Since the statute of limitations on potential litigation involving one of the former Local General Partners expired in 2005, the Managing General Partner currently expects a 2006 disposal of the Fund's interest in this Local Limited Partnership. Net proceeds, if any, are inestimable at this time.

         BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

..


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

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2006.

      BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  November 14, 2006              BOSTON FINANCIAL TAX CREDIT FUND VII,
                                       A LIMITED PARTNERSHIP


                                       By:   Arch Street VIII, Inc.,
                                             its Managing General Partner


                                            /s/Gary Mentesana
                                            Gary Mentesana
                                            President
                                            Arch Street VIII, Inc.