Form 10QSB
period 2006-12-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2007-02-14
CIK 892342

Microsoft Word 11.0.6502;








February 14, 2007




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended December 31, 2006 File Number 0-24584


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

For the quarterly period ended                    December 31, 2006
                                       --------------------------------------

                                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                 to
                               --------------       --------------

                         Commission file number 0-24584

                 Boston Financial Tax Credit Fund VII, A Limited Partnership
                     (Exact name of registrant as specified in its charter)


                   Massachusetts                    04-3166203
---------------------------------------    ----------------------------------
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                 02110-1106
---------------------------------------------       ------------------------
  (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code       (617) 439-3911
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

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - December 31, 2006                                   1

          Statements of Operations (Unaudited) -
               For the Three and Nine Months Ended December 31, 2006 and 2005             2

          Statement of Changes in Partners' Equity (Deficiency)
               (Unaudited) - For the Nine Months Ended December 31, 2006                  3

          Statements of Cash Flows (Unaudited) -
               For the Nine Months Ended December 31, 2006 and 2005                       4

          Notes to the Financial Statements (Unaudited)                                   5

Item 2.   Management's Discussion and Analysis of

               Financial Condition and Results of Operations                              8


PART II - OTHER INFORMATION


Items 1-6                                                                                15

SIGNATURE                                                                                16


CERTIFICATIONS                                                                           17




          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                  BALANCE SHEET
                                December 31, 2006
                                   (Unaudited)




Assets


Cash and cash equivalents                                                                         $       527,252
Restricted cash                                                                                           261,656
Investment securities                                                                                     299,442
Investments in Local Limited Partnerships (Note 1)                                                      3,494,898
Other assets                                                                                                4,976
                                                                                                  ---------------
     Total Assets                                                                                 $     4,588,224
                                                                                                  ===============


Liabilities and Partners' Equity


Due to affiliates                                                                                 $       332,077
Accrued expenses                                                                                           31,067
                                                                                                  ---------------
     Total Liabilities                                                                                    363,144
                                                                                                  ---------------


Commitments (Note 2)


General, Initial and Investor Limited Partners' Equity                                                  4,225,297
Net unrealized losses on marketable securities                                                               (217)
                                                                                                  ---------------
     Total Partners' Equity                                                                             4,225,080
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $     4,588,224
                                                                                                  ===============




The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2006 and 2005
                                   (Unaudited)



                                                         Three Months Ended                          Nine Months Ended
                                                  December 31,          December 31,         December 31,          December 31,
                                                      2006                  2005                 2006                  2005
                                                ----------------      ----------------     ----------------     -----------
Revenue

   Investment                                   $          9,594      $          9,763     $         32,560     $         27,351
   Other                                                       -                     -               56,942               30,000
                                                ----------------      ----------------     ----------------     ----------------
     Total Revenue                                         9,594                 9,763               89,502               57,351
                                                ----------------      ----------------     ----------------     ----------------


Expenses:

   Asset Management Fees, affiliate                       91,265                85,456              267,988              256,368
   Provision for valuation (recovery) of
     advances to Local Limited
     Partnerships                                       (250,000)                   60              979,092              200,276
   Provision for valuation of investments

     in Local Limited Partnerships                             -                     -                    -              133,000
   General and administrative

     (includes reimbursement to affiliate
     in the amounts of $92,515 and
     $87,965 for the nine months ended
     December 31, 2006 and 2005,
     respectively)                                        66,262                57,559              264,079              210,973
   Amortization                                            4,108                 4,947               12,691               15,725
                                                ----------------      ----------------     ----------------     ----------------
     Total Expenses                                      (88,365)              148,022            1,523,850              816,342
                                                ----------------      ----------------     ----------------     ----------------

Income (Loss) before equity in losses of
   Local Limited Partnerships                             97,959              (138,259)          (1,434,348)            (758,991)

Equity in losses of Local
   Limited Partnerships (Note 1)                         (64,351)             (260,210)            (588,298)            (758,102)


Gain on sale of investment in Local

   Limited Partnership                                         -                     -            1,220,353                    -
                                                ----------------      ----------------     ----------------     ----------------

Net Income (Loss)                               $         33,608      $       (398,469)    $       (802,293)    $     (1,517,093)
                                                ================      ================     ================     ================

Net Income (Loss) allocated:
   General Partners                             $        444,655      $         (3,985)    $        436,296     $        (15,171)
   Limited Partners                                     (411,047)             (394,484)          (1,238,589)          (1,501,922)
                                                ----------------      ----------------     ----------------     ----------------
                                                $         33,608      $       (398,469)    $       (802,293)    $     (1,517,093)
                                                ================      ================     ================     ================


Net Loss Per Limited Partner

   Unit (50,930) Units                          $          (8.07)     $          (7.75)    $         (24.32)    $        (29.49)
                                                ================      ================     ================     ===============




The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


              STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                   For the Nine Months Ended December 31, 2006
                                   (Unaudited)






                                                            Initial           Investor            Net
                                           General          Limited            Limited        Unrealized
                                          Partners          Partner            Partner          Losses            Total

Balance at March 31, 2006                $  (394,045)    $     5,000       $    5,416,635    $      (1,381)  $    5,026,209
                                         -----------     -----------       --------------    -------------   --------------

Comprehensive Income (Loss):
  Change in net unrealized
     losses on marketable

     securities available for sale                 -               -                    -           1,164             1,164
  Net Income (Loss)                          436,296               -           (1,238,589)              -          (802,293)
                                         -----------     -----------       --------------    ------------    --------------
Comprehensive Income (Loss)                  436,296               -           (1,238,589)          1,164          (801,129)
                                         -----------     -----------       --------------    ------------    --------------

Balance at December 31, 2006             $    42,251     $     5,000       $    4,178,046    $       (217)   $    4,225,080
                                         ===========     ===========       ==============    ============    ==============




The accompanying notes are an integral part of these financial statements.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2006 and 2005
                                   (Unaudited)






                                                                              2006                  2005
                                                                          -------------         ---------------


Net cash used for operating activities                                    $    (496,434)         $    (190,341)

Net cash provided by (used for) investing activities                            476,880               (397,596)
                                                                          -------------          -------------

Net decrease in cash and cash equivalents                                       (19,554)              (587,937)

Cash and cash equivalents, beginning                                            546,806              1,035,163
                                                                          -------------          -------------

Cash and cash equivalents, ending                                         $     527,252          $     447,226
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


The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2006 and 2005.

Generally, profits, losses, tax credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partners. Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments. The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement. However, to the extent that the General Partners' capital accounts are in deficit positions, certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.


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

The following is a summary of investments in Local Limited Partnerships at December 31, 2006:

Capital contributions and advances paid to Local Limited Partnerships and purchase

   price paid to withdrawing partners of Local Limited Partnerships                                 $    38,886,077


Cumulative equity in losses of Local Limited Partnerships (excluding cumulative

   unrecognized losses of $12,037,942)                                                                  (28,255,156)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,353,536)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              8,277,385


Excess investment costs over the underlying assets acquired:


   Acquisition fees and expenses                                                                          1,201,009

   Cumulative amortization of acquisition fees and expenses                                                (350,545)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      9,127,849

Valuation allowance on investments in Local Limited Partnerships                                         (5,632,951)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     3,494,898
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


The Fund's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2006 is $1,966,495. For the nine months ended December 31, 2006, the Fund has not recognized $1,378,197 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

The Fund's interest in one of its investments in Local Limited Partnerships was sold during the nine months ended December 31, 2006, resulting in a gain of $1,220,353. However, all but $250,000 of the proceeds attributable to this gain were utilized by the Local General Partner to offset operating deficits and fund debt service payments at another one of the Local Limited Partnerships managed by this same Local General Partner. Consequently, the Fund recorded an advance to this other Local Limited Partnership with an offsetting provision of $1,228,154 for the entire amount of proceeds that would have been realized from the gain. During the quarter ended December 31, 2006, the Fund was able to recover $250,000 of this amount.


2.   Commitments

At December 31, 2006, the Fund has committed to make future capital contributions and pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership agreements and total approximately $206,000. Of this amount, the Fund has set aside approximately $148,000 in escrow for future capital contributions to one Local Limited Partnership.

3.   Significant Subsidiaries


The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of December 31, 2006 or 2005 or net losses for the three months ended either December 31, 2006 or 2005. The following financial information represents the performance of these Local Limited Partnerships for the three months ended September 30, 2006 and 2005:


                                                                                   2006                     2005
                                                                              ---------------           -------------


Santa Fe Oaks


Revenue                                                                       $           N/A           $     266,605
Net Loss                                                                      $           N/A           $     (89,357)


Citrus Glen

Revenue                                                                       $       384,671           $     371,686
Net Loss                                                                      $       (40,464)          $     (10,676)


Fairhaven Manor


Revenue                                                                       $        93,494           $      71,496
Net Income (Loss)                                                             $         9,914           $     (10,941)



          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                   (Unaudited)


3.       Significant Subsidiaries (continued)

                                                                                   2006                     2005
                                                                              ---------------           -------------
Palo Verde
Revenue                                                                       $        93,584           $      78,444
Net Income                                                                    $        19,655           $       4,561

Woods Lane
Revenue                                                                       $       183,079           $     177,276
Net Loss                                                                      $       (27,974)          $     (46,067)

Guardian Place
Revenue                                                                       $       229,612           $     223,745
Net Loss                                                                      $       (24,486)          $     (42,693)

Sunrise Terrace
Revenue                                                                       $        96,602           $      93,067
Net Income                                                                    $        13,378           $      19,305




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

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:


The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($3,700,805 at December 31, 2006). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.


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

Liquidity and Capital Resources


At December 31, 2006, the Fund had cash and cash equivalents of $527,252, compared with $546,806 at March 31, 2006. The slight decrease is primarily attributable to cash used for operations. This decrease is partially offset by cash distributions received from Local Limited Partnerships and proceeds from the sale of one of the Local Limited Partnerships.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2006, approximately $769,000 of cash, cash equivalents and investment securities has been designated as Reserves.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)


To date, professional fees relating to various Property issues totaling approximately $125,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2006, the Fund has advanced approximately $1,627,000 to Local Limited Partnerships to fund operating deficits.


The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $26,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

At December 31, 2006, the Fund has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $58,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2006, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

Cash Distributions

No cash distributions were made to Limited Partners during the nine months ended December 31, 2006.

Results of Operations


Three Month Period

The Fund's results of operations for the three months ended December 31, 2006 resulted in net income of $33,608, as compared to a net loss of $398,469 for the same period in 2005. The decrease in net loss is primarily attributable to a decrease in equity on losses of Local Limited Partnerships and an increase in provision for recovery of advances to Local Limited Partnerships for the current year, and is partially offset by slight increases in general and administrative expenses. Equity in losses decreased primarily due to an increase in unrecognized losses by the Fund for Local Limited Partnerships with carrying values of zero. The increase in bad debt recovery is due to a repayment of Fund advances during the current quarter which had been previously reserved for.

Nine Month Period

The Fund's results of operations for the nine months ended December 31, 2006 resulted in a net loss of $802,293 as compared to a net loss of $1,517,093 for the same period in 2005. The decrease in net loss is primarily attributable to a gain on the disposal of one of the Local Limited Partnerships in the current year, a decrease in equity in losses and a decrease in provision for valuation of investments in Local Limited Partnerships. Equity in losses decreased primarily due to an increase in unrecognized losses by the Fund for Local Limited Partnerships with carrying values of zero. These decreases to net loss were partially offset by an increase in provision for valuation of advances to Local Limited Partnerships (net of bad debt recoveries) as a result of an increase in advances made to Local Limited Partnerships in the current year and an increase in general and administrative expenses due to increased legal expenses associated with litigation in which the Fund is currently involved.

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


As of December 31, 2006, the Fund's investment portfolio consists of limited partnership interests in eighteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,485 per Limited Partner Unit. The Managing General Partner estimates that the Fund will generate an immaterial amount of Tax Credits in 2006, the expected final year of Tax Credits. In the aggregate, actual and estimated Tax Credits will enable the Fund to meet the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2007 and continuing through 2009, the Compliance Periods of the eighteen Properties in which the Fund has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in five Local Limited Partnerships. It is unlikely that the disposition of any of these Local Limited Partnership interests will generate any material cash distributions to the Fund. One of the Local Limited Partnerships in which the Fund had an interest was disposed of during the nine months ended December 31, 2006.

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

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

In October, 2005, Park again sought leave of the court in the Missouri action to amend its Petition, claiming that the Defendants were in violation of the Partnership Agreement by disposing of interests in Local Limited Partnerships following expiration of the Compliance Period(s) without first obtaining Limited Partner consent. On or about October 11, 2005, Park moved the court for a temporary restraining order prohibiting the Defendants from entering into any agreement to sell, transfer, or otherwise convey any interest in Local Limited Partnerships. On October 14, 2005, the court denied Park's request for a temporary restraining order. In December 2005, the court granted Park's request to amend its Petition to include the alleged claim regarding disposition of Local Limited Partnership interests. The Defendants and New Defendants have filed a motion to dismiss the second amended petition. The motion to dismiss has not yet been decided. The originally scheduled final hearings in August and October 2006 were adjourned at the request of the parties as discussions concerning a possible negotiated resolution of the matter are ongoing. If a settlement is not reached, the final hearing likely will take place in February 2007 or March 2007.

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

As previously reported, Los Claveles II, located in Trujillio Alto, Puerto Rico, operated at below breakeven during the six-month period ending June 30, 2006. During the three-month period ending September 30, 2006, the property operated at above breakeven due to high occupancy levels and the implementation of operating expense control measures. The Property continues to be current on its loan obligations. In addition, a site visit conducted by a representative of the Managing General Partner in November 2006 indicated the Property is in acceptable physical shape. The Managing General Partner, concerned about the Property's long-term viability, signed an agreement in December 2002 with the Local General Partner whereby the Fund would pay its remaining capital commitment of $350,000 and release Fund Reserves of approximately $50,000 in exchange for an exit option that would allow the Fund to put its interest to the Local General Partner at any time for $10,000. In addition, the Local General Partner has the right, subsequent to the expiration of the Compliance Period on December 31, 2008, to call the Fund's interest for a price of $10,000. As part of the agreement, the Local General Partner is providing an operating guarantee in the form of a Local General Partner indemnification of any loss or any recapture of Tax Credits through the end of the Compliance Period.

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, continues to experience operating difficulties. Although acceptable occupancy levels have been achieved throughout the nine -month period ending September 30, 2006, working capital and debt service coverage ratios remain below appropriate levels. A representative of the Managing General Partner conducted a physical inspection as part of an October 2006 site visit and assigned an unfavorable rating as the Property has significant deferred maintenance issues. The Managing General Partner's representative also considers property management to be weak and limited in capacity to address the physical needs of the Property. Advances from the Local General Partner and working capital have enabled the Property to remain current on its loan obligations. In response to prior deficits, during 2001 the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage. In addition,

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

in an effort to further reduce the Property's debt service burden, in July 2003 the Local Limited Partnership and the Illinois Housing Development Authority closed on a mortgage restructuring of the second mortgage that reduced monthly debt service payments until June 1, 2005. As part of the transaction, the management agent agreed to subordinate a percentage of its management fee to payment of the second mortgage debt service.

As previously reported, in an effort to reduce the Fund's risk to chronic operating difficulties at Wynmor, located in Brooklyn Park, Minnesota, the Managing General Partner and Local General Partner, on October 1, 2003, entered into an agreement to transfer a portion of the Fund's interest in the Property's future Tax Credits (approximately $11 per Unit) and tax losses to the Local General Partner. In return, the Local General Partner agreed to deposit $500,000 into an escrow to be used to fund current and future operating deficits and to fund as much as an additional $500,000 to cover future operating deficits. The Managing General Partner and Local General Partner also have an agreement that allows for the Managing General Partner to put the Fund's interest to the Local General Partner for $1 any time after October 1, 2003 and that the Local General Partner could call the Fund's interest for fair market value any time after January 2, 2009. Although working capital levels remain below acceptable levels, the Property operated above breakeven throughout the nine-month period ending September 30, 2006 and achieved acceptable occupancy levels during the same period. The Compliance Period ends for the Property on December 31, 2008.

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

As previously reported, the Local General Partner of Twin Oaks Meadows, located in Lansing, Michigan, with the Fund's consent, obtained soft loan financing in May 2004 to undertake much needed security improvements to the Property, reduce payables and fund operating deficits. In return for its consent, the Fund received a put option that allows the Fund to transfer its interest in the Local Limited Partnership for a nominal price to the Local General Partner at any time subsequent to the end of the Property's Compliance Period on December 31, 2009. Although working capital and debt service levels have improved, both remained below acceptable levels at September 30, 2006. Occupancy declined to 73% as of December 31, 2006.

As previously reported, Des Moines Street Village, located in Des Moines, Iowa, as expected by the Managing General Partner, returned to below breakeven operations during the three-month period ending September 30, 2006, due to the expiration of recent real estate tax abatement. Debt service coverage and working capital levels remain below appropriate levels at September 30, 2006, while occupancy declined to 86% as of September 30, 2006. The property may require advances from the Fund in order to alleviate real estate tax and first mortgage loan debt service covenant requirements. While the Local General Partner had previously funded deficits and the Property has remained current on its debt obligations, the Local General Partner requested and the Managing General Partner approved a reduced rate refinancing of the Property's first mortgage that occurred in April 2004. As part of this transaction, the Managing General Partner and the Local General Partner entered into a put agreement whereby the Fund can transfer its interest in the Local Limited Partnership for a nominal amount at any time after the expiration of the Compliance Period on December 31, 2009.

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

As previously reported, Santa Fe Oaks II, located in Gainesville, Florida continued to display the effects of the addition of three new properties in the market area that hindered this aging Property's ability to compete. While improved demand had increased occupancy to a level of 98% as of May 31, 2006, working capital and debt service coverage remained at unacceptable levels. As a result of a prior agreement, the Property was sold on June 30, 2006. In accordance with the terms of the agreement, all but $250,000 of net sales proceeds of $1,228,154, or $24.11 per Unit, have been retained by the Local General Partner. This sale is projected to result in 2006 taxable income of approximately $1,200,000, or $24 per Unit. For financial reporting purposes, the Fund has recognized a gain that includes the entire amount of proceeds, but has offset the majority of this gain by fully reserving the proceeds advanced to and retained by the Local General Partner, as the Fund has no expectation to recover this remaining cash. The Fund no longer has an interest in this Local Limited Partnership.

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

As previously reported, although operations at Palo Verde II, located in Henderson, Nevada, remain strong, the former Local General Partner filed for bankruptcy protection and refused to remit to the Fund its priority cash distributions, representing a default under the terms of the Local Limited Partnership Agreement. An affiliate of the Managing General Partner assumed the Local General Partner interest in September 2001. Since the statute of limitations on potential litigation involving one of the former Local General Partners expired in 2005, the Managing General Partner currently expects an early 2007 disposal of the Fund's interest in this Local Limited Partnership. Net proceeds, if any, are inestimable at this time.

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

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2006.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2007           BOSTON FINANCIAL TAX CREDIT FUND VII,
                                    A LIMITED PARTNERSHIP


                                    By:   Arch Street VIII, Inc.,
                                    its Managing General Partner


                                    /s/Gary Mentesana
                                    Gary Mentesana
                                    President
                                    Arch Street VIII, Inc.