Form 10KSB
period 2007-03-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2007-07-16
CIK 892342

Microsoft Word 11.0.6502;









July 16, 2007



Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

       Boston Financial Tax Credit Fund VII, A Limited Partnership Annual Report on Form 10-KSB for the Year End March 31, 2007 File Number 0-24584

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

For the fiscal year end March 31,2007

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from  to ----------------------------------


                         Commission file number 0-24584

         Boston Financial Tax Credit Fund VII, A Limited Partnership
               (Exact name of registrant as specified in its charter)

                   Massachusetts              04-3166203
      (State or other jurisdiction of   (I.R.S.Employer Identification No.)
       incorporation or organization)

   101 Arch Street, Boston, Massachusetts                      02110-1106
--------------------------------------------- --------------------------------

  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code          (617)439-3911

Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange on
          Title of each class                         which registered
          -------------------                    -----------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate sales price of partnership units held by non-affiliates of the registrant.
                          $45,581,000 as of March 31, 2007
                          --------------------------------

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-KSB INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS:(2) ANY PROXY OR INFORMATION STATEMENT: AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933.

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

     "Estimated Use of Proceeds"                             Part III, Item 12

     "Management Compensation and Fees"                      Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
        Credits and Cash Distributions"                      Part III, Item 12

                 BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2007


                                TABLE OF CONTENTS


                                                                     Page No.

PART I

     Item 1       Business                                               K-3
     Item 2       Properties                                             K-5
     Item 3       Legal Proceedings                                      K-10
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                       K-10

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                        K-10
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          K-11
     Item 7       Financial Statements and Supplementary Data            K-16
     Item 8       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                 K-16
     Item 8A      Controls and Procedures                                K-17
     Item 8B      Other Information                                      K-17

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

CERTIFICATIONS                                                           K-23
--------------

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

The Fund originally invested as a limited partner in nineteen limited partnerships ("Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), some of which benefit from some form of federal, state or local assistance programs and all of which qualify for low-income housing tax credits ("Tax Credits") added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986. The investment objectives of the Fund include the following: (i) to provide investors with annual tax credits which they may use to reduce their federal income taxes; (ii) to provide limited cash distributions from the operations of apartment complexes; and (iii) to preserve and protect the Fund's capital with the possibility of realizing a profit through the sale or refinancing of apartment complexes. There cannot be any assurance that the Fund will attain any or all of these investment objectives. A more detailed discussion of these investment objectives, along with the risks in achieving them, is contained in the sections of the Prospectus entitled "Investment Objectives and Policies - Principal Investment Objectives" and "Investment Risks", which are herein incorporated by this reference.

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

                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


                                                                        Date
Properties owned by                                                   Interest
Local Limited Partnerships                Location                    Acquired

Oak Ridge                                Macon, GA                    12/31/92
Santa Fe Oaks II (1)                     Gainesville, FL              12/31/92
Andrew's Pointe                          Burnsville, MN               04/13/92
Palo Verde II                            Henderson, NV                05/19/93
Woods Lane                               Rogers, AR                   07/30/93
Crafton Place                            Fayetteville, AR             07/30/93
Guardian Place                           Richmond, VA                 10/07/93
Twin Oaks Meadows                        Lansing, MI                  10/29/93
Sunrise Terrace                          Madera, CA                   11/24/93
Wynmor                                   Brooklyn Park, MN            12/22/93
Citrus Glen                              Orlando, FL                  12/30/93
St. Andrews Pointe                       Columbia, SC                 01/05/94
Des Moines St. Village                   Des Moines, IA               01/31/94
Fountain Lakes                           Benton, AR                   02/02/94
Fairhaven Manor                          Burlington, WA               03/08/94
Grand Boulevard Renaissance              Chicago, IL                  08/03/94
Los Claveles II                          Trujillio Alto, PR           08/31/94
Springwood                               Tallahassee, FL              12/15/94
Harford Commons                          Baltimore, MD                02/28/95

(1) The Fund no longer has an interest in the Local Limited Partnership which owns this Property.

Although the Fund's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Fund's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2007, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions to Local Limited Partnerships: (i) Oak Ridge Apartments, A Limited Partnership, St. Andrews Pointe Apartments, A Limited Partnership, and Springwood Apartments, A Limited Partnership, representing 23.92%, have Flournoy Development Company and John Flournoy as Local General Partners; (ii) Woods Lane, A Limited Partnership, Crafton Place, A Limited Partnership, and Fountain Lakes, A Limited Partnership, representing 16.92%, have Lindsey Management Company as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports reported on Forms 8-K, which are herein incorporated by reference.

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

Item 2.  Properties

The Fund currently owns limited partnership interests in eighteen Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood Apartments which is 19.8%, Eden Park which is 67%, Fountain Lake which is 90%, and Twin Oaks Meadow which is 95.89%.

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



                                                     Capital Contributions
 Local Limited Partnership                      Total             Paid            Mtge. Loans                     Occupancy at
 Property Name                   Number of   Committed at       Through           Payable at           Type of       March 31,
 Property Location             Apts Units   March 31, 2007   March 31, 2007      December 31, 2006    Subsidy *       2007
 --------------------------------------------- ------------      ----------------------------- ------------------------ ----------

Oak Ridge Apartments,
  A Limited Partnership
Oak Ridge
Macon, GA                        152          $ 2,870,245        $  2,870,245    $  3,648,620            None                88%

Andrew's Pointe Limited
  Partnership
Andrew's Pointe
Burnsville, MN                    57            1,333,800           1,333,800        1,970,031            None                98%

Palo Verde II, A Nevada
  Limited Partnership
Palo Verde II
Henderson, NV                     60             1,324,801          1,324,801           961,206           None                97%

Woods Lane, A Limited
  Partnership
Woods Lane
Rogers, AR                       156             2,574,180          2,574,180         2,919,927           None                92%

Crafton Place, A Limited
  Partnership
Crafton Place
Fayetteville, AR                  84             1,365,120          1,365,120         1,459,985           None               100%


                                                   Capital Contributions
Local Limited Partnership                     Total              Paid             Mtge. Loans                         Occupancy at
Property Name                 Number of     Committed at       Through            Payable at             Type of       March 31,
Property Location             Apts Units    March 31, 2007    March 31, 2007     December 31, 2006       Subsidy *       2007
 ------------------------  ------------  ------- ----------  --------------    ------ ---------        ---          ----------

Guardian Place
  Limited Partnership
Guardian Place                      120       2,174,390         2,174,390             3,517,118            None            95%
Richmond, VA

Twin Oaks Meadows Limited
  Dividend Housing Association
  Limited Partnership
Twin Oaks Meadows
Lansing, MI                          63        1,436,400        1,436,400             1,905,491            None            73%

Madera Sunrise Terrace
  Limited Partnership
Sunrise Terrace
Madera, CA                           52        1,523,196        1,523,196             1,178,812            None            92%

Eden Park Limited
  Partnership
Wynmor
Brooklyn Park, MN                    324        5,527,758       5,527,758             5,792,451            None            94%

Affordable Citrus Glen
  Limited Partnership
Citrus Glen
Orlando, FL                          176        4,581,360        4,581,360             3,358,006           None            93%

St. Andrews Pointe Apartments,
A Limited Partnership
St. Andrews Pointe
Columbia, SC                         150         3,414,528        3,414,528            4,150,803           None            99%


                                                        Capital Contributions
Local Limited Partnership                    Total          Paid          Mtge. Loans                                 Occupancy at
Property Name                 Number of    Committed at   Through         Payable at              Type of               March 31,
Property Location            Apts Units   March 31, 2007 March 31, 2007 December 31, 2006        Subsidy *                 2007
 ---------------------------------------------         ------------      --------------     ----------------   ------------------

Des Moines Street Associates
  Limited Partnership
Des Moines St. Village
Des Moines, IA                    42         1,083,996         1,083,996        1,448,261            Section 8             100%

Fountain Lakes, A Limited
   Partnership
Fountain Lakes
Benton, AR                        180        2,854,593          2,854,593        3,698,945             None                 99%

Fairhaven Manor Limited
       Partnership
Fairhaven Manor
Burlington, WA                     40         1,232,020          1,232,020         800,083              None                100%

Grand Boulevard Renaissance I
   Limited Partnership
Grand Boulevard Renaissance
Chicago, IL                        30        1,085,000            936,719         1,774,351          Section 8              97%

Los Claveles, S.E. Limited
    Partnership
Los Claveles II
Trujilio Alto, PR                 180        1,272,000           1,273,374        10,220,370         Section 8              93%

Springwood Apartments,
    A Limited Partnership
Springwood
Tallahassee, FL                   113         624,805             624,805        3,458,240             None                 98%





                                                      Capital Contributions
Local Limited Partnership                    Total             Paid         Mtge. Loans                         Occupancy at
Property Name                Number of      Committed at      Through        Payable at          Type of          March 31,
Property Location           Apts Units    March 31, 2007   March 31, 2007   December 31, 2006    Subsidy *          2007
 -----------------------------------------------------------------------     --------------     ----------

BHP/Harford Commons
 Limited Partnership
Harford Commons
Baltimore, MD                 30            1,187,000         1,128,000       1,736,092            None              100%
                           ------       --------------      -------------  ---------------
                            2,009       $   37,465,192     $  37,259,285   $    53,998,792
                           ======       ==============      =============  ===============


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

Item 3.  Legal Proceedings

As previously reported, for the past several years the following three litigation proceedings had been pending between certain investors and various affiliates of the General Partners, including the Partnership, concerning, among other things, those investors' requests to inspect certain alleged "books and records" of the Partnership and the affiliates: Park G.P., Inc. ("Park") brought a lawsuit against the Partnership and various affiliates of the General Partner and their purported general partners (collectively, the "Fund Parties") in state court in Missouri (the "Missouri Lawsuit"); the Fund Parties brought a declaratory judgment lawsuit against Everest Housing Investors 2, LLC and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court (the "Everest Massachusetts Lawsuit"); and Boston Financial Qualified Housing Tax Credits L.P. IV ("Partnership IV") and its general partners brought a lawsuit against Park and its affiliate Bond Purchase, L.L.C. ("Bond") in Massachusetts state court (the "Park and Bond Massachusetts Lawsuit").

As of April 21, 2007, the Fund Parties and Partnership IV reached an agreement with Park, Bond and the Everest Entities to resolve these lawsuits (the "Settlement Agreement"). Under the terms of the Settlement Agreement, the claims and counterclaims asserted in the Everest Massachusetts Lawsuit have been dismissed with prejudice and the claims in the Missouri Lawsuit and the Park and Bond Massachusetts Lawsuit have been dismissed without prejudice, all in exchange for options, subject to various conditions, to purchase certain Local Limited Partnership interests held by Partnership IV, Boston Financial Qualified Housing Tax Credits L.P. III, Boston Financial Qualified Housing Tax Credits L.P. V and Boston Financial Tax Credit Fund VII, A Limited Partnership at specified prices.

With respect to the Partnership, the Settlement Agreement provides options, subject to various conditions, to purchase the Partnership's interests in Affordable/Citrus Glen, Ltd., located in Orlando, FL, Woods Lane, L.P., located in Rogers, AR, and Fountain Lakes, L.P., located in Benton, AR, for specified prices aggregating to $3,705,000.

Except as noted above, the Partnership is not a party to any pending legal or administrate proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

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

As of March 31, 2007, there were 2,305 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. For the years ended March 31, 2007 and 2006, no cash distributions were made.

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

As of March 31, 2007, the Fund's investment portfolio consists of limited partnership interests in eighteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. As a result of the sale of one property, St. Andrews Pointe, located in Columbus, South Carolina, on May 31, 2007, the Fund's investment portfolio currently consists of limited partnership interests in seventeen Local Limited Partnerships. Since inception, the Fund has generated Tax Credits of approximately $1,485 per Limited Partner Unit. In the aggregate, actual and estimated Tax Credits enabled the Fund to meet the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2007 and continuing through 2009, the Compliance Periods of the eighteen Properties in which the Fund has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in five Local Limited Partnerships. One of the Local Limited Partnerships in which the Fund had an interest was disposed of during the twelve months ended March 31, 2007.

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

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($3,394,658 at March 31, 2007). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

Liquidity and Capital Resources

At March 31, 2007, the Fund had cash and cash equivalents of $557,329 as compared with $546,806 at March 31, 2006. This increase is primarily due to maturity proceeds of investment securities, proceeds received from sale of investments in Local Limited Partnerships, and cash distributions received from Local Limited Partnerships. These increases are partially offset by cash used for operations and advances made to Local Limited Partnerships. Cash used for operations includes $353,444 to the Managing General Partner for accrued asset management fees.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2007, approximately $498,000 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $125,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2007, the Fund has advanced approximately $1,625,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $299,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

At March 31, 2007, the Fund has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total approximately $59,000.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2007, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash Distributions

No cash distributions were made to Limited Partners in the two years ended March 31, 2007. The Fund is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions to Limited Partners. Based on the results of 2006 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund because such amounts will be needed to fund Property operating costs. In addition, some of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

The Fund's results of operations for the year ended March 31, 2007 resulted in a net loss of $1,112,655 as compared to a net loss of $2,276,364 for the same period in 2006. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and an increase in gain on sale of investments in Local Limited Partnerships. The decrease in net loss is partially offset by an increase in provision for valuation allowance on advances to Local Limited Partnerships and an increase in general and administrative expenses. Equity in losses decreased primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero. The increase in gain on sale of investments in Local Limited Partnerships is due to the sale of one Local Limited Partnership during the current year. The increase in provision for valuation allowance on advances to Local Limited Partnerships is the result of a reserve for advances made to one Local Limited Partnership. The increase in general and administrative expenses is due to increase legal expenses associated with litigation in which the Fund is involved partially offset by a decrease in charges due to an affiliate of the Managing General Partner for operation and administrative expenses necessary for operations of the Fund.

Low-Income Housing Tax Credits

The 2006 and 2005 Tax Credits were $0.31 and $10.40 per Unit, respectively. The Tax Credits per Limited Partner stabilized in 1996 at approximately $147 per Unit. The Tax Credits were expected to be stable for about seven years subsequent to 1996 and then to decrease as certain Properties reached the end of the ten year Tax Credit period. However, because the Compliance Periods extend significantly beyond the Tax Credit periods, the Fund is expected to retain most of its interests in the Local Limited Partnerships for the foreseeable future. The credits have decreased significantly as all properties have reached the end of the ten year credit period.

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

As previously reported, Santa Fe Oaks II, located in Gainesville, Florida continued to display the effects of the addition of three new properties in the market area that hindered this aging Property's ability to compete. While improved demand had increased occupancy to a level of 98% as of May 31, 2006, working capital and debt service coverage remained at unacceptable levels. As a result of a prior agreement, the Property was sold on June 30, 2006. In accordance with the terms of the agreement, all but $250,000 of net sales proceeds of $1,228,154, or $24.11 per Unit, have been retained by the Local General Partner. This sale resulted in 2006 taxable income of $1,227,641, or $24.10 per Unit. For financial reporting purposes, the Fund has recognized a gain that includes the entire amount of proceeds, but has offset the majority of this gain by fully reserving the proceeds advanced to and retained by the Local General Partner, as the Fund has no expectation to recover this remaining cash. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, Los Claveles II, located in Trujillio Alto, Puerto Rico, operated at above breakeven during the three-month period ending September 30, 2006. As of December 31, 2006 above breakeven operations were also achieved as high occupancy levels and the implementation of operating expense control measures proved successful. The Property continues to be current on its loan obligations. In addition, a site visit conducted by a representative of the Managing General Partner in November 2006 indicated the Property is in acceptable physical shape. The Managing General Partner, concerned about the Property's long-term viability, signed an agreement in December 2002 with the Local General Partner whereby the Fund would pay its remaining capital commitment of $350,000 and release Fund Reserves of approximately $50,000 in exchange for an exit option that would allow the Fund to put its interest to the Local General Partner at any time for $10,000. In addition, the Local General Partner has the right, subsequent to the expiration of the Compliance Period on December 31, 2008, to call the Fund's interest for a price of $10,000. As part of the agreement, the Local General Partner is providing an operating guarantee in the form of a Local General Partner indemnification of any loss or any recapture of Tax Credits through the end of the Compliance Period.

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, continues to experience operating difficulties. Although acceptable occupancy levels have been achieved throughout the twelve-month period ending December 31, 2006, working capital and debt service coverage ratios remain below appropriate levels. A representative of the Managing General Partner conducted a physical inspection as part of an October 2006 site visit and assigned an unfavorable rating as the Property has significant deferred maintenance issues. The Managing General Partner's representative also considers property management to be weak and limited in capacity to address the physical needs of the Property. Advances from the Local General Partner and working capital have enabled the Property to remain current on its loan obligations. In response to prior deficits, during 2001 the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage. In addition, in an effort to further reduce the Property's debt service burden, in July 2003 the Local Limited Partnership and the Illinois Housing Development Authority closed on a mortgage restructuring of the second mortgage that reduced monthly debt service payments until June 1, 2005. As part of the transaction, the management agent agreed to subordinate a percentage of its management fee to payment of the second mortgage debt service.

As previously reported, in an effort to reduce the Fund's risk to chronic operating difficulties at Wynmor, located in Brooklyn Park, Minnesota, the Managing General Partner and Local General Partner, on October 1, 2003, entered into an agreement to transfer a portion of the Fund's interest in the Property's future Tax Credits (approximately $11 per Unit) and tax losses to the Local General Partner. In return, the Local General Partner agreed to deposit $500,000 into an escrow to be used to fund current and future operating deficits and to fund as much as an additional $500,000 to cover future operating deficits. The Managing General Partner and Local General Partner also have an agreement that allows for the Managing General Partner to put the Fund's interest to the Local General Partner for $1 any time after October 1, 2003 and that the Local General Partner could call the Fund's interest for fair market value any time after January 2, 2009. Although working capital levels remain below acceptable levels, the Property operated above breakeven throughout the twelve-month period ending December 31, 2006 and achieved acceptable occupancy levels during the same period. The Compliance Period ends for the Property on December 31, 2008.

As previously reported, the Managing General Partner and Local General Partner of St. Andrews Pointe, located in Columbia, South Carolina, were exploring an exit strategy that would allow for the 2007 disposition of the Fund's interest in the Local Limited Partnership that owns the Property. On May 31, 2007, the Property was sold, effectively terminating the Fund's interest in the Local Limited Partnership. The Fund did not receive any sales proceeds as the outstanding debt on the property exceeded the sales price of the Property. The Fund did receive $147,901 as a repayment of prior advances. This sale is expected to result in a 2007 taxable loss projected to be approximately $116,000, or $2.28 per Unit. This sale occurred prior to the expiration of the Property's compliance period, requiring the Fund to post a surety bond to mitigate the potential risk of recapture. The buyer will also be required to maintain the Property's tax credit compliance through December 31, 2007, the expiration of the Property's compliance period. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Local General Partner of Twin Oaks Meadows, located in Lansing, Michigan, with the Fund's consent, obtained soft loan financing in May 2004 to undertake much needed security improvements to the Property, reduce payables and fund operating deficits. In return for its consent, the Fund received a put option that allows the Fund to transfer its interest in the Local Limited Partnership for a nominal price to the Local General Partner at any time subsequent to the end of the Property's Compliance Period on December 31, 2009. Working capital and debt service levels remain below acceptable levels at December 31, 2006. Occupancy declined to 73% as of December 31, 2006.

As previously reported, Des Moines Street Village, located in Des Moines, Iowa, returned to below breakeven operations during the three-month period ending September 30, 2006. Due to the expiration of recent real estate tax abatement, the Property operated at below breakeven for the twelve-month period ending December 31, 2006. Debt service coverage and working capital levels remain below appropriate levels at December 31, 2006, while occupancy rose to 97% as of December 31, 2006. The Local General Partners have met their Working Capital obligations under the Partnership Agreement and refuse to advance additional funds to the property. As a result, the property is in default under its loan agreements for failure to fully pay the real estate taxes due on March 31, 2007. The property may require advances from the Fund in order to alleviate real estate tax and first mortgage loan debt service covenant requirements. While the Local General Partner had previously funded deficits and the Property has remained current on its debt obligations, the Local General Partner requested and the Managing General Partner approved a reduced rate refinancing of the Property's first mortgage that occurred in April 2004. As part of this transaction, the Managing General Partner and the Local General Partner entered into a put agreement whereby the Fund can transfer its interest in the Local Limited Partnership for a nominal amount at any time after the expiration of the Compliance Period on December 31, 2009.

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

As previously reported, operations at Oak Ridge, located in Macon, Georgia, continue to suffer primarily due to very low occupancy levels and low rental rates. Although occupancy improved to 80% at December 31, 2006, occupancy continues to remaining below acceptable levels. The low occupancy levels are generally attributable to a lack of public transportation near the site and a struggling economy in the Macon area. The Property's net operating income remains insufficient to meet debt service payments. Therefore, the Local General Partner continues to advance the funds necessary for the Property to stay current on its loan obligations. The Managing General Partner will continue to work closely with the management agent and Local General Partner to monitor Property operations. The Managing General Partner and Local General Partner continue to explore an exit strategy that would allow for a disposal of the Fund's interest in the Local Limited Partnership.

As previously reported, although operations at Palo Verde II, located in Henderson, Nevada, remain strong, the former Local General Partner filed for bankruptcy protection and refused to remit to the Fund its priority cash distributions, representing a default under the terms of the Local Limited Partnership Agreement. An affiliate of the Managing General Partner assumed the Local General Partner interest in September 2001. Since the statute of limitations on potential litigation involving one of the former Local General Partners expired in 2005, the Managing General Partner currently expects a 2007 disposal of the Fund's interest in this Local Limited Partnership. Net proceeds, if any, are inestimable at this time.

In connection with the Settlement Agreement described in the "Legal Proceedings" section above, the Partnership has granted options, subject to various conditions, to sell its interests in Affordable/Citrus Glen, Ltd., located in Orlando, FL, Woods Lane, L.P., located in Rogers, AR and Fountain Lakes, L.P., located in Benton, AR for $3,705,000.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2007 and 2006.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
----------------------------------------------------------------- -------------

None.

Item 8A.  Controls and Procedures

Based on their evaluation, required by the Securities Exchange Act Rules 13a-15(d) and 15d-15(d), the Fund's principal executive officer and principal financial officer have concluded that the Fund's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(d) and 15d-15(d)) were effective as of March 31, 2007 to ensure that information required to be disclosed by the Fund in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and were effective as of March 31, 2007 to ensure that information required to be disclosed by the Fund issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Fund's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no other changes in the Fund's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Securities and Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended March 31,2007 that affected, or were reasonably likely to affect, the Fund's internal control over financial reporting.


Item 8B.  Other Information

The following reports on Form 8-K were filed during the fourth quarter of the year ended March 31, 2007: Form 8-K dated February 27, 2007

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Fund is Arch Street VIII, Inc., a Massachusetts corporation (the "Managing General Partner"), an affiliate of MMA. The Managing General Partner was incorporated in September 1992 The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

     Name                                           Position

Gary Mentesana                                   Executive Vice President
Michael H. Gladstone                             Principal, Member

The other General Partner of the Fund is Arch Street VII Limited Partnership, a Massachusetts limited partnership("Arch Street VII L.P.") that was organized in September 1992. The managing general partner of Arch Street VII L.P. is Arch Street VII, Inc.

The Managing General Partner provides day-to-day management of the Fund. Compensation is discussed in Item 10 of this report. Such day-to-day management does not include the management of the Properties.

The business experience of each of the persons listed above is described below. There is no family relationship between any of the persons listed in this section.

Gary A. Mentesana, age 42, Executive Vice President, Head of the Affordable Housing Group - Mr. Mentesana has been Executive Vice President of MuniMae (the "Company") since July 2003. He is the head of the Company's Affordable Housing Group and is responsible for both the affordable tax exempt and taxable lending and equity businesses. Prior to his appointment as EVP, Mr. Mentesana served as the Company's Chief Capital Officer as well as the Company's Chief Financial Officer. Mr. Mentesana's tenure with the Company began with the Company's predecessor, the SCA Tax-Exempt Fund Limited Partnership, in 1988. Prior to joining the Company, Mr. Mentesana worked for Coopers and Lybrand and was a Certified Public Accountant. Mr. Mentesana graduated from the University of Rhode Island.

Michael H. Gladstone, age 50, Principal, Member - Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA. He joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University on affordable housing matters and is a member of the National Realty Committee, Cornell Real Estate Council, National Association of Real Estate Investment Managers and Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2007, the following is the only entity known to the Fund to be the beneficial owner of more than 5% of the Units outstanding:


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

Item 12.  Certain Relationships and Related Transactions

The Fund was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid during the years ended March 31, 2007 and 2006 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions." Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the Fees paid and expense reimbursements made in the two years ended March 31, 2007 is presented as follows:

Organizational Fees and Expenses and Selling Expenses

In accordance with the Partnership Agreement, the Fund is required to pay certain fees to and reimburse expenses of the Managing General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. Commissions, fees and accountable expenses related to the sale of the Units totaling $6,304,898 were charged directly to Limited Partners' equity. In connection therewith, $4,329,050 of selling expenses and $1,975,848 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the Managing General Partner. In addition, the Fund has paid $50,000 in organization costs to an affiliate of the Managing General Partner. This cost has been included in the balance sheet. Total organization and offering expenses, exclusive of selling commissions and underwriting advisory fees, did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses were paid during the two years ended March 31, 2007.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Fund was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 6% of the Gross Proceeds. Acquisition expenses, which include legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses, totaled 1.5% of the Gross Proceeds. Acquisition fees totaling $3,055,800 for the closing of the Fund's Local Limited Partnership investments were paid to an affiliate of the Managing General Partner. Of this amount, approximately $2,567,000 is included as capital contributions to Local Limited Partnerships. Acquisition expenses totaling $763,950 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2007.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives 0.5% (annually adjusted by the CPI factor) of Gross Proceeds as the annual Asset Management Fee. Fees earned in each of the two years ended March 31, 2007 and 2006 are as follows:

                                         2007                  2006
                                     --------------        ----------

Asset management fees         $      358,558        $        341,824

Salaries and Benefits Expense Reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable in each of the two years ended March 31, 2007 and 2006 are as follows:

                                                  2007             2006
                                             --------------    ----------

Salaries and benefits expense reimbursements    $ 121,523        $ 122,687

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Fund, Arch Street VIII, Inc. and Arch Street VII L.P., receive 1% of cash distributions paid to partners. To date, the Fund has not paid any cash distributions to partners.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA and its affiliates during the years ended March 31, 2007 and 2006 is presented in Note 4 to the Financial Statements.

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

Item 14.   Principal Accountant Fees and Services

The Partnership paid or accrued fees for services rendered by the principal accountant for the two years ended March 31, 2007 as follows:

                                  2007                  2006
                             --------------        ----------

Audit fees              $       59,690           $    71,762
Tax fees                $        2,400           $     2,400

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2007.

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

      BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

      By:  Arch Street VIII, Inc.
           its Managing General Partner


      By:  /s/Gary Mentesana                  Date:   July 16, 2007
           ---------------------------            -   ---------------------
           Gary Mentesana
           President
           Arch Street VIII, Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Fund and in the capacities and on the dates indicated:

      By:  /s/Gary Mentesana                 Date:   July 16, 2007
           --------------------------------------        ---------------------
           Gary Mentesana
           President
           Arch Street VIII, Inc.


     By:   /s/Michael H. Gladstone            Date:    July 16, 2007
           --------------------------------           ----------------------
           Michael H. Gladstone
           Vice President
           Arch Street VIII, Inc.

Microsoft Word 11.0.6502;








                  BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

             ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2007
                                      INDEX


                                                                     Page No.


Report of Independent Registered Public Accounting Firm
   for the years ended March 31, 2007 and 2006                          F-2

Financial Statements

   Balance Sheet - March 31, 2007                                       F-3

   Statements of Operations - For the years ended
     March 31, 2007 and 2006                                            F-4

   Statements of Changes in Partners' Equity (Deficiency) -
     For the years ended March 31, 2007 and 2006                        F-5

   Statements of Cash Flows - For the years ended
     March 31, 2007 and 2006                                            F-6

   Notes to the Financial Statements                                    F-7

             Report of Independent Registered Public Accounting Firm


To the Partners of
Boston Financial Tax Credit Fund VII, A Limited Partnership


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund VII, A Limited Partnership ("the Partnership") at March 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers, LLP

Boston, Massachusetts
June 22, 2007

                 BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP




                                  BALANCE SHEET
                                 MARCH 31, 2007



Assets

Cash                                                                                              $       557,329
Restricted cash (Notes 3 and 5)                                                                           262,065
Investments in Local Limited Partnerships (Note 3)                                                      3,187,377
Due from affiliates (Note 4)                                                                               58,920
Accounts receivable                                                                                       147,901
                                                                                                  ---------------
        Total Assets                                                                              $     4,213,592
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliates (Notes 3 and 4)                                                                 $       207,854
Accrued expenses                                                                                           49,846
Other liabilities                                                                                          40,957
                                                                                                  ---------------
   Total Liabilities                                                                                      298,657
                                                                                                  ---------------

Commitments (Note 5)

General, Initial and Investor Limited Partners' Equity                                                  3,914,935
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     4,213,592
                                                                                                  ===============

     The accompanying notes are an integral part of thesefinancial statements.

                   BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                                STATEMENTS OF OPERATIONS
                     For the Years Ended March 31, 2007 and 2006



                                                                                 2007                     2006
                                                                           ----------------         ----------
 Revenue:
   Investment                                                              $         34,498        $         35,616
   Other                                                                             30,000                  30,000
                                                                           ----------------        ----------------
     Total Revenue                                                                   64,498                  65,616
                                                                           ----------------        ----------------

Expense:
   Asset management fees, affiliate (Note 4)                                        358,558                 341,824
   Provision for valuation allowance on advances to Local
     Limited Partnerships, net of recovery (Note 3)                                 829,243                 200,275
   Provision for valuation allowance on investments in Local
     Limited Partnerships (Note 3)                                                        -                 146,158
   General and administrative (includes reimbursements
     to an affiliate in the amount of $121,523 and
     $122,687 in 2007 and 2006, respectively) (Note 4)                              345,079                 323,717
   Amortization                                                                       6,799                 21,558
                                                                                  --------                  -------
     Total Expense                                                                1,549,679               1,033,532
                                                                           ----------------        ----------------

Loss before equity in losses of Local Limited Partnerships                       (1,485,181)               (967,916)

Equity in losses of Local Limited Partnerships (Note 3)                            (847,827)             (1,308,448)

Gain on sale of investments in Local Limited Partnerships (Note 3)                1,220,353                       -
                                                                           ----------------        ----------------

Net Loss                                                                   $     (1,112,655)       $     (2,276,364)
                                                                           ================        ================

Net Loss allocated:
   General Partners                                                        $        433,194        $        (22,764)
   Limited Partners                                                              (1,545,849)             (2,253,600)
                                                                           ----------------        ----------------
                                                                           $     (1,112,655)       $     (2,276,364)
                                                                           ================        ================
Net Loss per Limited Partner Unit
   (50,930 Units)                                                          $         (30.35)       $         (44.25)
                                                                           ================        ================

     The accompanying notes are an integral part of thesefinancial statements.

               BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIENCY)
                        For the Years Ended March 31, 2007 and 2006



                                                                   Initial          Investor             Net
                                                General            Limited          Limited          Unrealized
                                                Partners           Partners         Partners         Gains (Losses)     Total
                                             -------------     --------------     --------------   -------------     -----------

Balance at March 31, 2005                 $       (371,281)        $    5,000        $ 7,670,235         $ 153        $ 7,304,107

Comprehensive Loss:
  Change in net unrealized
       losses on investment securities
       available for sale                             -                  -                 -            (1,534)            (1,534)
  Net Loss                                          (22,764)                -       (2,253,600)              -         (2,276,364)
                                               -------------     --------------   --------------  ---------------   --------------
Comprehensive Loss                                  (22,764)                -       (2,253,600)         (1,534)        (2,277,898)
                                               -------------     --------------  --------------  ---------------    --------------

Balance at March 31, 2006                          (394,045)             5,000        5,416,635         (1,381)         5,026,209
                                               -------------     --------------   --------------  ---------------  --------------

Comprehensive Income (Loss):
  Change in net unrealized
      losses on investment securities
       available for sale                                  -                  -                  -         1,381            1,381
  Net Income (Loss)                                  433,194                  -       (1,545,849)              -       (1,112,655)
                                               -------------     --------------     --------------     ------------ --------------
Comprehensive Income (Loss)                          433,194                  -       (1,545,849)          1,381       (1,111,274)
                                               -------------     --------------    --------------    -------------- --------------

Balance at March 31, 2007                      $      39,149     $        5,000     $  3,870,786     $         -   $     3,914,935
                                               =============     ==============    ==============   =============== ==============


     The accompanying notes are an integral part of thesefinancial statements.

                 BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP




                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2007 and 2006



                                                                                 2007                        2006
                                                                           ----------------               ----------
Cash flows from operating activities:
   Net Loss                                                                $     (1,112,655)       $     (2,276,364)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                                 847,827               1,308,448
     Gain on sale of investments in Local Limited Partnerships                   (1,220,353)                      -
     Provision for valuation allowance on advances to Local
       Limited Partnerships, net of recovery                                        977,144                 200,275
     Provision for valuation allowance on investments in Local
       Limited Partnerships                                                               -                 146,158
     Amortization                                                                    16,799                  21,558
     Accretion                                                                            -                  (8,392)
     Other non-cash item                                                             (2,378)                    (23)
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Due from affiliates                                                          (58,920)                      -
       Accounts receivable                                                         (147,901)                      -
       Other assets                                                                   1,384                    (231)
       Due to affiliates                                                           (115,823)                127,205
       Accrued expenses                                                             (11,329)                 32,375
       Other liabilities                                                             40,957                       -
                                                                           ----------------        ----------------
Net cash used for operating activities                                             (785,248)               (448,991)
                                                                           ----------------        ----------------

Cash flows from investing activities:
   Purchases of investment securities                                                     -                (841,997)
   Proceeds from maturities of investments securities                               303,168                 551,585
   Advances to Local Limited Partnerships                                        (1,228,154)               (200,275)
   Reimbursement of advances to Local Limited Partnerships                          251,010                       -
   Cash distributions received from Local
     Limited Partnerships                                                           241,593                 451,321
   Proceeds from sale of investments in Local Limited Partnerships                1,228,154                       -
                                                                           ----------------        ----------------
Net cash provided by (used for) investing activities                                795,771                 (39,366)
                                                                           ----------------        ----------------

Net increase (decrease) in cash and cash equivalents                                 10,523                (488,357)

Cash and cash equivalents, beginning                                                546,806               1,035,163
                                                                           ----------------        ----------------

Cash and cash equivalents, ending                                          $        557,329        $        546,806
                                                                           ================        ================

Non cash investing activity:
   Reimbursement of advances to Local Limited Partnerships                 $        147,901        $              -
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

Under the terms of the Partnership Agreement, the Fund originally designated 5% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time as it deems appropriate. At March 31, 2007, the Managing General Partner has designated approximately $498,000 as such Reserves.

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

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

2.       Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($3,394,658 at March 31, 2007). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Fund as such credits are allocated to partners for use in offsetting their Federal income tax liability.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Fund. These fees and expenses are included in the Fund's investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years or until a Local Limited Partnership's respective investment balance has been reduced to zero.

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

The Managing General Partner have decided to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2006 and 2005 and for the years then ended.

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






Effect of New Accounting Principle

In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which is effective for financial statements for fiscal years beginning after December 15, 2006. FIN 48 provides guidance to all enterprises, including pass-through entities, for how uncertain tax provisions should be recognized, measured, presented and disclosed in the financial statements. The General Partner will adopt FIN 48 as of April 1, 2007. The General Partner is currently assessing the impact of FIN 48 but believes that FIN 48 will not have a material impact on the financial position or operating results of the Company.

3.   Investments in Local Limited Partnerships

The Fund currently owns limited partnership interests in eighteen Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood Apartments which is 19.8%, Eden Park which is 67%, Fountain Lakes which is 90%, and Twin Oaks Meadow which is 95.89%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund's interests in the Local Limited Partnership's at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to a third parties, or upon dissolution of the Local Limited Partnership's, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


3. Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at March
31, 2007:

Capital contributions and advances paid to Local Limited Partnerships and
purchase price paid to withdrawing partners of Local Limited Partnerships                            $    38,736,227

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $12,346,866)                                                                  (28,541,626)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,370,478)
                                                                                                     ---------------

Investments in Local Limited Partnerships before adjustments                                              7,824,123

Excess investment costs over the underlying assets acquired:
                                                                                                          1,201,008
   Acquisition fees and expenses

   Cumulative amortization of acquisition fees and expenses                                                (354,653)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      8,670,478

Valuation allowance on investments in Local Limited Partnerships                                         (5,483,101)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     3,187,377
                                                                                                    ===============

For the year ended March 31, 2007, the Fund was reimbursed $1,010 from a Local Limited Partnership relating to advances made in prior years. On June 12, 2007 the Fund received $147,901 as reimbursement of prior year advances, all of which is receivable at March 31, 2007. The Fund has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund's interest in one of its investments in Local Limited Partnerships was sold during the year ended March 31, 2007, resulting in a gain of $1,220,353. However, all but $250,000 of the proceeds attributable to this gain were utilized by the Local General Partner to offset operating deficits and fund debt service payments at another one of the Local Limited Partnerships managed by this same Local General Partner. Consequently, the Fund recorded an advance to this other Local Limited Partnership with an offsetting provision of $1,228,154 for the entire amount of proceeds that would have been realized from the gain. During the year ended March 31, 2007, the Fund was able to recover $250,000 of this amount.

Summarized combined financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2006 and 2005 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

               BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


3. Investments in Local Limited Partnerships (continued)

Summarized Balance Sheets - as of December 31,

                                                                                   2006             2005
                                                                             ----------------    ----------

Assets:
   Investment property, net                                                  $     58,610,304    $     65,776,252
   Other assets                                                                     5,555,024           4,799,547
                                                                             ----------------    ----------------
     Total Assets                                                            $     64,165,328    $     70,575,799
                                                                             ================    ================

Liabilities and Partners' Equity (Deficiency):
   Mortgage notes payable                                                    $     53,998,792    $     58,094,370
   Other liabilities                                                               12,960,102          11,305,121
                                                                             ----------------    ----------------
     Total Liabilities                                                             66,958,894          69,399,491
                                                                             ----------------    ----------------

Fund's deficiency                                                                  (6,730,549)         (3,906,911)
Other partners' equity                                                              3,936,983           5,083,219
                                                                             ----------------    ----------------
   Total Partners' Equity (Deficiency):                                            (2,793,566)          1,176,308
                                                                             ----------------    ----------------
   Total Liabilities and Partners' Equity                                    $     64,165,328    $     70,575,799
                                                                             ================    ================

Summarized Statements of Operations  -
for the years ended December 31,

                                                                                   2006                2005
                                                                             ----------------    ----------

Rental and other income                                                      $     13,745,552    $     13,903,188
                                                                             ----------------    ----------------

Expenses:
   Operating                                                                        9,404,589           9,511,395
   Interest                                                                         3,635,926           3,997,778
   Depreciation and amortization                                                    3,590,470           3,887,899
                                                                             ----------------    ----------------
     Total Expenses                                                                16,630,985          17,397,072
                                                                             ----------------    ----------------

Net Loss                                                                     $     (2,885,433)   $     (3,493,884)
                                                                             ================    ================

Fund's share of net loss                                                     $     (2,561,890)   $     (3,178,495)
                                                                             ================    ================
Other partners' share of net loss                                            $       (323,543)   $       (315,389)
                                                                             ================    ================


For the years ended March 31, 2007 and 2006, the Fund has not recognized $1,714,063 and $1,870,047, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.

The Fund's deficiency as reflected by the Local Limited Partnerships of ($6,730,549) differs from the Fund's investments in Local Limited Partnerships before adjustments of $7,824,123 primarily due to: (i) cumulative unrecognized losses as described above; (ii) advances to Local Limited Partnerships which the Fund has included in investments in Local Limited Partnerships; (iii) syndication costs charged to equity by the Local Limited Partnerships which are not reflected in the Fund's investments in Local Limited Partnerships; (iv) cash distributions made by Local Limited Partnerships during the quarter ended March 31, 2007 not reflected in the December 31, 2006 balance sheets of the Local Limited Partnerships; and (v) differences in the accounting treatment of miscellaneous items.

The Fund has set aside in an escrow account future capital contributions related to its investment in one Local Limited Partnership. Interest earned on this deposit is payable to the Local General Partner. As of March 31, 2007, $117,284 of interest due to the Local General Partner is included in due to affiliates.

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

4.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of 0.50% (annually adjusted by the CPI factor) of Gross Proceeds as the annual Asset Management Fee for administering the affairs of the Fund. Asset Management Fees of $358,558 and $341,824 have been expensed in the years ended March 31, 2007 and 2006, respectively. Included in due to affiliates at March 31, 2007 is $90,570 of Asset Management Fees. During the years ended March 31, 2007 and 2006, $353,444 and $341,824 respectively, were paid out of available cash flow for Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2007 and 2006 is $121,523 and $122,687, respectively that the Fund has incurred for these expenses. During the year ended March 31, 2007 and 2006, salaries and benefits of $121,523 and $122,687, respectively, were paid to the affiliate of the Managing General Partner. As of March 31, 2007, $0 of these reimbursements remains unpaid.

As of March 31, 2007, the Fund is owed $58,920 from affiliates of the General Partner for amounts received by the affiliates on behalf of the Fund.

In December 2006, Fund cash was invested in below-market interest bearing accounts as part of a banking arrangement which resulted in financial benefits to affiliates of MMA Financial. MMA Financial subsequently determined that this arrangement was inconsistent with the terms of the Partnership Agreement and terminated the arrangement. MMA intends to pay the interest lost by the Fund (approximately $17,000) to the Fund in July 2007.



5.   Commitments

EITF 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects" ("EITF 94-1") requires recognition of a liability for delayed equity capital contributions to Local Limited Partnerships that are contingent upon a future event when that contingent event becomes probable. As of March 31, 2007, the Fund has concluded that delayed equity capital contributions in the amount of $207,281 are not probable and therefore, has not recognized this amount as a liability. Of this amount, the Fund has set aside $148,281 in escrow for future capital contributions to one Local Limited Partnership.

6.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2007 and 2006 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2006 and 2005:

                                                                                    2007                  2006
                                                                               --------------         ----------

Net loss per financial statements                                              $   (1,112,655)      $    (2,276,364)

Equity in losses of Local Limited Partnerships for financial reporting
   purposes in excess of equity in losses for tax purposes                          1,055,507              200,110

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                (1,714,063)          (1,870,047)

Adjustment to reflect March 31 fiscal year end to
   December 31 taxable year end                                                       (20,302)              19,824

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                   (26,874)             (23,982)

Provision for valuation allowance on advances to Local Limited
   Partnerships, net of recovery, not deductible for tax purposes                     829,243              200,275

Provision for valuation allowance on investments in Local Limited
   Partnerships not deductible for tax purposes                                             -              146,158

Gain on sale of investments in Local Limited Partnership for financial
   reporting purposes in excess of gain for tax purposes                                7,288                    -
                                                                                -------------        -------------

Net Loss per tax return                                                        $     (981,856)      $   (3,604,026)
                                                                               ==============       ==============


                BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                        NOTES TO THE FINANCIAL STATEMENTS (Continued)


6. Federal Income Taxes (continued)

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2007 and December 31, 2006, respectively are as follows:

                                                                Financial
                                                                Reporting            Tax
                                                                Purposes          Purposes           Differences

Investments in Local Limited Partnerships                   $    3,187,377     $    1,506,661      $    1,680,716
                                                            ==============     ==============      ==============
Other assets                                                $    1,026,215     $    7,398,443      $   (6,372,228)
                                                            ==============     ==============      ==============
Liabilities                                                 $      298,657     $      363,144      $      (64,487)
                                                            ==============     ==============      ==============

The differences in assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $5,964,000 more than for financial reporting purposes, including approximately $12,347,000 of losses the Fund has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceed its total investments;
(ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $178,000; (iii) approximately $75,000 of cash distributions received from Local Limited Partnerships were received during the three months ended March 31, 2007; (iv) the Fund has recorded an impairment allowance on its investments in Local Limited Partnerships for approximately $5,631,000 that is not recorded for tax purposes; and (v) organizational and offering costs of approximately $6,305,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

7.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represents more than 20% of the Fund's total assets or equity as of March 31, 2007 or 2006 or net losses for the years ended either March 31, 2007 or 2006. The following financial information represents the performance of these Local Limited Partnerships for the years ended December 31, 2006 and 2005:

Citrus Glen                                 2006                     2005
-----------                             ---------------           --------

Total Assets                                   N/A           $   6,198,501
Total Liabilities                              N/A           $   5,928,680
Revenue                                        N/A           $   1,495,538
Net Loss                                       N/A           $    (188,362)

Fairhaven Manor

Total Assets                         $     1,630,971           $   1,663,360
Total Liabilities                    $       840,383           $     863,598
Revenue                              $       341,424           $     299,875
Net Loss                             $        (9,173)          $     (10,278)


8.   Subsequent Event

     On May 31, 2007 the Fund sold its interests in St. Andrew's Pointe resulting in net proceeds to the Fund of $147,901.