Form 10QSB
period 2007-06-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2007-08-15
CIK 892342

August 14, 2007




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended June 30, 2007
       File Number 0-24584


Dear Sir/Madam:


Pursuant to the requirements of section 15(d) of the Securities Exchange Act of 1934, filed herewith a copy of subject report.


Very truly yours,


/s/Patricia Olsen-Goldberg
Patricia Olsen-Goldberg
Controller





TC7-Q1.DOC

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                            June 30, 2007
              ------------------------------------------------------------------

                                                         OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                 to
                               -------------------------------------------------


                         Commission file number 0-24584

               Boston Financial Tax Credit Fund VII, A Limited Partnership
                 (Exact name of registrant as specified in its charter)


                   Massachusetts                           04-3166203
-------------------  ----------------------------------------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
                                                          Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                   02110-1106
--------------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code           (617) 439-3911
       -------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - June 30, 2007                                       1

          Statements of Operations (Unaudited) -
               For the Three Months Ended June 30, 2007 and 2006                          2

          Statement of Changes in Partners' Equity
               (Unaudited) - For the Three Months Ended June 30, 2007                     3

          Statements of Cash Flows (Unaudited) -
               For the Three Months Ended June 30, 2007 and 2006                          4

          Notes to the Financial Statements (Unaudited)                                   5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                              7

Item 3.  Controls and Procedures                                                         13
PART II - OTHER INFORMATION

Items 1-6                                                                                14

SIGNATURE                                                                                15


CERTIFICATIONS                                                                           16

            BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                                  BALANCE SHEET
                                  June 30, 2007
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                         $       785,121
Restricted cash                                                                                           265,067
Investments in Local Limited Partnerships (Note 1)                                                      2,902,277
                                                                                                  ---------------
     Total Assets                                                                                 $     3,952,465
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliates                                                                                 $       301,426
Accrued expenses                                                                                           34,464
Other liabilities                                                                                          31,225
                                                                                                  ---------------
     Total Liabilities                                                                                    367,115
                                                                                                  ---------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                                                  3,585,350
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $     3,952,465
                                                                                                  ===============


    The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                         STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2007 and 2006
                                   (Unaudited)



                                                                                 2007                       2006
                                                                           ----------------              ----------
Revenue:
   Investment                                                              $            883        $         11,883
   Other                                                                                  -                  15,000
                                                                           ----------------        ----------------
     Total Revenue                                                                      883                  26,883
                                                                           ----------------        ----------------

Expense:
   Asset management fees, affiliate                                                  90,570                  88,361
   Provision for valuation allowance on advances to
     Local Limited Partnerships                                                           -               1,228,154
   Provision for valuation allowance on investments in
     Local Limited Partnerships                                                           -                       -
   General and administrative (includes reimbursements to
     an affiliate in the amount of  $37,581 and  $34,723
     in 2007 and 2006, respectively)                                                 72,604                 133,742
   Amortization                                                                       4,108                   4,475
                                                                           ----------------        ----------------
     Total Expense                                                                  167,282               1,454,732
                                                                           ----------------        ----------------

Loss before equity in losses of Local Limited Partnerships                         (166,399)             (1,427,849)

Equity in losses of Local Limited Partnerships (Note 1)                            (163,186)               (318,181)

Gain on disposal of investments in Local Limited Partnerships                             -               1,220,353
                                                                           ----------------         ----------------

Net Loss                                                                   $       (329,585)       $       (525,677)
                                                                           ================         ================

Net Loss allocated:
   General Partners                                                        $         (3,296)       $         (5,257)
   Limited Partners                                                                (326,289)               (520,420)
                                                                           ----------------         ----------------
                                                                           $       (329,585)       $       (525,677)
                                                                           ================         ================
Net Loss per Limited Partner Unit
   (50,930 Units)                                                          $          (6.41)       $         (10.22)
                                                                           ================         ================


    The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                      STATEMENT OF CHANGES IN PARTNERS' EQUITY
                    For the Three Months Ended June 30, 2007
                                   (Unaudited)






                                                               Initial           Investor
                                              General          Limited            Limited
                                             Partners          Partner            Partner            Total

    Balance at March 31, 2007               $    39,149     $     5,000       $    3,870,786     $  3,914,935
                                            -----------     -----------       --------------     ------------

    Net Loss                                     (3,296)              -             (326,289)        (329,585)
                                            -----------     -----------       --------------      ------------

    Balance at June 30, 2007                $    35,853     $     5,000       $    3,544,497     $  3,585,350
                                            ===========     ===========       ==============      ============




    The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2007 and 2006
                                   (Unaudited)






                                                                              2007                     2006
                                                                          -------------               --------

Net cash provided by (used for) operating activities                      $     109,986          $     (11,464)

Net cash provided by investing activities                                       117,806                 20,716
                                                                          -------------          -------------

Net increase in cash and cash equivalents                                       227,792                  9,252

Cash and cash equivalents, beginning                                            557,329                546,806
                                                                          -------------          -------------

Cash and cash equivalents, ending                                         $     785,121          $     556,058
                                                                          =============          =============




     The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-KSB for the year ended March 31, 2007. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2007 and 2006.

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

1.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in seventeen Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood Apartments which is 19.8%, Eden Park which is 67%, Fountain Lakes which is 90%, and Twin Oaks Meadow which is 95.89%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund's interests in the Local Limited Partnership's at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at June
30, 2007:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    35,127,600

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $11,602,971)                                                                  (25,508,405)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,350,022)
                                                                                                     ---------------

Investments in Local Limited Partnerships before adjustments                                              7,269,173

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,136,062

   Cumulative amortization of acquisition fees and expenses                                                (340,956)
                                                                                                     ---------------

Investments in Local Limited Partnerships before valuation allowance                                      8,064,279

Valuation allowance on investments in Local Limited Partnerships                                         (5,162,002)
                                                                                                     ---------------

Investments in Local Limited Partnerships                                                           $     2,902,277
                                                                                                     ===============

            BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Fund's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2007 is $713,826. For the three months ended June 30, 2007, the Fund has not recognized $550,640 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

The Fund's interest in one of its investments in Local Limited Partnerships was sold during the three months ended June 30, 2007. The Fund did not receive any sales proceeds due to the property's outstanding debt exceeding the sales price of the property. However, the Fund did receive $147,901 which was utilized by the General Partner as a repayment of prior advances.

The Fund has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

2.   Commitments

EITF 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects" ("EITF 94-1") requires recognition of a liability for delayed equity capital contributions to Local Limited Partnerships that are contingent upon a future event when that contingent event becomes probable. As of June 30, 2007, the Fund has concluded that delayed equity capital contributions in the amount of $207,281 are not probable and therefore, has not recognized this amount as a liability. Of this amount, the Fund has set aside $148,281 in escrow for future capital contributions to one Local Limited Partnership.

3.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of June 30, 2007 or 2006 or net losses for the three months ended either June 30, 2007 or 2006. The following financial information represents the performance of these Local Limited Partnerships for the three months ended March 31, 2007 and 2006:

Citrus Glen                                2007                     2006
-----------                           ---------------           --------

Revenue                                      N/A            $     373,885
Net Loss                                     N/A            $     (47,091)

Fairhaven Manor

Revenue                           $        85,356           $      74,969
Net Loss                          $        (2,293)          $     (2,570)

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

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($3,109,558 at June 30, 2007). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Fund investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

Liquidity and Capital Resources

At June 30, 2007, the Fund had cash and cash equivalents of $785,121, compared with $557,329 at March 31, 2007. The increase is primarily attributable to cash distributions received from Local Limited Partnerships in excess of cash used for operating activities.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2007, approximately $726,000 has been designated as Reserves.

               BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)


To date, professional fees relating to various Property issues totaling approximately $125,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2007, the Fund has advanced approximately $1,477,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $219,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.


At June 30, 2007, the Fund has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $207,281. Of this amount, the Fund has set aside $148,281 in escrow.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2007, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

Cash Distributions

No cash distributions were made to Limited Partners during the three months ended June 30, 2007.

Results of Operations

The Fund's results of operations for the three months ended June 30, 2007 resulted in a net loss of $329,585 as compared to a net loss of $525,677 for the same period in 2006. The decrease in net loss is primarily attributable to a decrease in the provision for valuations of advances to Local Limited Partnerships offset by a decrease in gain on disposal of investments in Local Limited Partnerships, a decrease in equity in losses of Local Limited Partnerships, and a decrease in general and administrative expenses. The decrease in provision for valuation of advances to Local Limited Partnerships is the result of a decrease in advances made to Local Limited Partnerships. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Fund for Local Limited Partnerships with carrying values of zero. General and administrative costs decreased primarily due to decreased legal charges.

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

As of June 30, 2007, the Fund's investment portfolio consists of limited partnership interests in seventeen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,485 per Limited Partner Unit. In the aggregate, actual and estimated Tax Credits enabled the Fund to meet the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2007 and continuing through 2009, the Compliance Periods of the seventeen Properties in which the Fund has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in five Local Limited Partnerships. One of the Local Limited Partnerships in which the Fund had an interest was disposed of during the three months ended June 30, 2007.

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

As previously reported, for the past several years the following three litigation proceedings had been pending between certain investors and various affiliates of the General Partners, including the Fund, concerning, among other things, those investors' requests to inspect certain alleged "books and records" of the Fund and the affiliates: Park G.P., Inc. ("Park") brought a lawsuit against the Fund and various affiliates of the General Partner and their purported general partners (collectively, the "Fund Parties") in state court in Missouri (the "Missouri Lawsuit"); the Fund Parties brought a declaratory judgment lawsuit against Everest Housing Investors 2, LLC and several other Everest-related entities (collectively, the "Everest Entities") in Massachusetts state court (the "Everest Massachusetts Lawsuit"); and Boston Financial Qualified Housing Tax Credits L.P. IV ("Partnership IV") and its general partners brought a lawsuit against Park and its affiliate Bond Purchase, L.L.C. ("Bond") in Massachusetts state court (the "Park and Bond Massachusetts Lawsuit").

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


Portfolio Update (continued)

With respect to the Fund, the Settlement Agreement provides options, subject to various conditions, to purchase the Fund's interests in Affordable/Citrus Glen, Ltd., located in Orlando, FL, Woods Lane, L.P., located in Rogers, AR, and Fountain Lakes, L.P., located in Benton, AR, for specified prices aggregating to $3,705,000.

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

As previously reported, Los Claveles II, located in Trujillio Alto, Puerto Rico, operated at above breakeven during the three-month period ending December 31, 2006. As of March 31, 2007 above breakeven operations were also achieved as high occupancy levels and the implementation of operating expense control measures proved successful. The Property continues to be current on its loan obligations. In addition, a site visit conducted by a representative of the Managing General Partner in November 2006 indicated the Property is in acceptable physical shape. The Managing General Partner, concerned about the Property's long-term viability, signed an agreement in December 2002 with the Local General Partner whereby the Fund would pay its remaining capital commitment of $350,000 and release Fund Reserves of approximately $50,000 in exchange for an exit option that would allow the Fund to put its interest to the Local General Partner at any time for $10,000. In addition, the Local General Partner has the right, subsequent to the expiration of the Compliance Period on December 31, 2008, to call the Fund's interest for a price of $10,000. As part of the agreement, the Local General Partner is providing an operating guarantee in the form of a Local General Partner indemnification of any loss or any recapture of Tax Credits through the end of the Compliance Period.

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, and continues to experience operating difficulties. Although acceptable occupancy levels have been achieved throughout the three-month period ending March 31, 2007, working capital and debt service coverage ratios remain below appropriate levels. A representative of the Managing General Partner conducted a physical inspection as part of an October 2006 site visit

            BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

and assigned an unfavorable rating as the Property has significant deferred maintenance issues. The Managing General Partner's representative also considers property management to be weak and limited in capacity to address the physical needs of the Property. Advances from the Local General Partner and working capital have enabled the Property to remain current on its loan obligations. In response to prior deficits, during 2001 the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage. In addition, in an effort to further reduce the Property's debt service burden, in July 2003 the Local Limited Partnership and the Illinois Housing Development Authority closed on a mortgage restructuring of the second mortgage that reduced monthly debt service payments until June 1, 2005. As part of the transaction, the management agent agreed to subordinate a percentage of its management fee to payment of the second mortgage debt service.

As previously reported, in an effort to reduce the Fund's risk to chronic operating difficulties at Wynmor, located in Brooklyn Park, Minnesota, the Managing General Partner and Local General Partner, on October 1, 2003, entered into an agreement to transfer a portion of the Fund's interest in the Property's future Tax Credits (approximately $11 per Unit) and tax losses to the Local General Partner. In return, the Local General Partner agreed to deposit $500,000 into an escrow to be used to fund current and future operating deficits and to fund as much as an additional $500,000 to cover future operating deficits. The Managing General Partner and Local General Partner also have an agreement that allows for the Managing General Partner to put the Fund's interest to the Local General Partner for $1 any time after October 1, 2003 and that the Local General Partner could call the Fund's interest for fair market value any time after January 2, 2009. Although working capital levels remain below acceptable levels, the Property operated above breakeven throughout the three-month period ending March 31, 2007 and achieved acceptable occupancy levels throughout the same period. The Compliance Period ends for the Property on December 31, 2008.

As previously reported the Managing General Partner and Local General Partner of St. Andrews Pointe, located in Columbia, South Carolina, were exploring an exit strategy that would allow for the 2007 disposition of the Fund's interest in the Local Limited Partnership that owns the Property. On May 31, 2007, the Property was sold, effectively terminating the Fund's interest in the Local Limited Partnership. The Fund did not receive any sales proceeds as the outstanding debt on the property exceeded the sales price of the Property. The Fund did receive $147,901 as a repayment of prior advances. This sale is expected to result in a 2007 taxable loss projected to be approximately $116,000, or $2.28 per Unit. This sale occurred prior to the expiration of the Property's compliance period, requiring the Fund to post a surety bond to mitigate the potential risk of recapture. The buyer will also be required to maintain the Property's tax credit compliance through December 31, 2007, the expiration of the Property's compliance period. The Fund no longer has an interest in this Local Limited Partnership.

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

As previously reported, Des Moines Street Village, located in Des Moines, Iowa, operated at below breakeven for the twelve month period ending December 31, 2006, due to the expiration of recent real estate tax abatement. For the three month period ending March 31, 2007, the Property operated at above breakeven due to an average occupancy level of 98% throughout the same period. Debt service coverage and working capital levels remain below appropriate levels at March 31, 2007. The Local General Partners have met their working capital obligations under the Partnership Agreement and refuse to advance additional funds to the property. As a result, the property is in default under its loan agreements for failure to fully pay the real estate taxes due on March 31, 2007. The property

            BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

may require advances from the Fund in order to alleviate real estate tax and first mortgage loan debt service covenant requirements. While the Local General Partner had previously funded deficits and the Property has remained current on its debt obligations, the Local General Partner requested and the Managing General Partner approved a reduced rate refinancing of the Property's first mortgage that occurred in April 2004. As part of this transaction, the Managing General Partner and the Local General Partner entered into a put agreement whereby the Fund can transfer its interest in the Local Limited Partnership for a nominal amount at any time after the expiration of the Compliance Period on December 31, 2009.

As previously reported, the Managing General Partner entered into an agreement that would require the Local General Partner to either purchase the Fund's interest in Sunrise Terrace, located in Madera, California, after the end of the compliance period on December 31, 2007, based on the appraised value of the Property, or to market the Property for sale.

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

As previously reported, operations at Oak Ridge, located in Macon, Georgia, continue to suffer primarily due to low occupancy levels and low rental rates. Although occupancy improved to 85% at March 31, 2007, from 80% at December 31, 2006, occupancy continues to remain slightly below acceptable levels. The low occupancy levels are generally attributable to a lack of public transportation near the site and a sluggish economy in the Macon area. The Property's net operating income remains insufficient to meet debt service payments. Therefore, the Local General Partner continues to advance the funds necessary for the Property to stay current on its loan obligations. The Managing General Partner will continue to work closely with the management agent and Local General Partner to monitor Property operations. The Managing General Partner and Local General Partner continue to explore an exit strategy that would allow for a disposal of the Fund's interest in the Local Limited Partnership.

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

The Managing General Partner anticipates that the Fund's interest in the Local Limited Partnership that owns Spring Wood Apartments, located in Tallahassee, Florida, will be terminated upon the sale of the Property in late 2007. Under the current terms, this sale is expected to result in net proceeds to the Fund of approximately $300,000, or $5.89 per Unit. This sale would result in 2007 taxable income projected to be approximately $280,000, or $5.50 per Unit.

In connection with the Settlement Agreement described in the "Legal Proceedings" section above, the Partnership has granted options, subject to various conditions, to sell its interests in Affordable/Citrus Glen, Ltd., located in Orlando, FL, Woods Lane, L.P., located in Rogers, AR and Fountain Lakes, L.P., located in Benton, AR for $3,705,000.

                BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                            Controls and Procedures



(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, with the participation of the Fund's management, the Fund's principal executive officer and principal financial officer conducted an evaluation of the Fund's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange
Act). Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of June 30, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Control over Financial Reporting.

There have been no significant changes in the Fund's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Fund's last fiscal quarter that has materially affected, or is reasonably likely to affect, the Fund's internal control over financial reporting.

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

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2007.

            BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  August 14, 2007      BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED
                             PARTNERSHIP


                                By:   Arch Street VII, Inc.,
                                      its Managing General Partner

                                      /s/Gary Mentesana
                                      Gary Mentesana
                                      President
                                      Arch Street VIII, Inc.