Form 10QSB
period 2007-09-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2007-11-14
CIK 892342

November 14 , 2007




Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

Re: Boston Financial Tax Credit Fund VII, A Limited Partnership Report on Form 10-QSB for the Quarter Ended September 30, 2007 File Number 0-24584


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

For the quarterly period ended     September 30, 2007
                                  --------------------

                                                         OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from_____________ to______________________


                         Commission file number 0-24584

       Boston Financial Tax Credit Fund VII, A Limited Partnership
          (Exact name of registrant as specified in its charter)


                   Massachusetts                           04-3166203
----------------------------------------------------------------------
      (State or other jurisdiction of               (I.R.S. Employer
                                                     Identification No.)
      incorporation or organization)


   101 Arch Street, Boston, Massachusetts            02110-1106
---------------------------------------------    ---------------------
  (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code  (617) 439-3911
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

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                      Page No.
------------------------------                                      --------

Item 1.   Financial Statements

     Balance Sheet (Unaudited) - September 30, 2007                      1

     Statements of Operations (Unaudited) -
     or the Three and Six Months Ended September 30, 2007 and 2006       2

     Statement of Changes in Partners' Equity
     (Unaudited) - For the Six Months Ended September 30, 2007           3

     Statements of Cash Flows (Unaudited) -
     For the Six Months Ended September 30, 2007 and 2006                4

     Notes to the Financial Statements (Unaudited)                       5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   7

Item 3.   Controls and Procedures                                        13

PART II - OTHER INFORMATION

Items 1-6                                                                14

SIGNATURE                                                                15

CERTIFICATIONS                                                           16

   BOSTON FINANCIAL TAX CREDIT FUND VII, A  LIMITED PARTNERSHIP

                                  BALANCE SHEET
                               September 30, 2007
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                         $       860,857
Restricted cash                                                                                           271,902
Investments in Local Limited Partnerships (Note 1)                                                      2,775,010
Other Assets                                                                                                1,154
                                                                                                  ---------------
     Total Assets                                                                                 $     3,908,923
                                                                                                  ===============

Liabilities and Partners' Equity


Due to affiliates                                                                                 $       435,865
Accrued expenses                                                                                           47,679
Other liabilities                                                                                          31,225
                                                                                                  ---------------
     Total Liabilities                                                                                    514,769
                                                                                                  ---------------


Commitments (Note 2)


General, Initial and Investor Limited Partners' Equity                                                  3,394,154
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $     3,908,923
                                                                                                  ===============





The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL TAX CREDIT FUND VII, A  LIMITED PARTNERSHIP

                                STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2007 and 2006
                                   (Unaudited)




                                                         Three Months Ended                          Six Months Ended
                                                  September 30,         September 30,        September 30,         September 30,
                                                      2007                  2006                 2007                  2006
                                                ----------------      ----------------     ----------------     -----------
Revenue
   Investment                                   $         25,733      $         11,083     $         26,616     $         22,966
   Other                                                  22,000                41,942               22,000               56,942
                                                ----------------      ----------------     ----------------     ----------------
     Total Revenue                                        47,733                53,025               48,616               79,908
                                                ----------------      ----------------     ----------------     ----------------

Expenses:
   Asset Management Fees, affiliate                       90,570                88,362              181,140              176,723
   Provision for valuation of advances to
     Local Limited Partnerships                                -                   938                    -            1,229,092
   Provision for valuation of investments
     in Local Limited Partnerships                             -                     -                    -                    -
   General and administrative
     (includes reimbursement to affiliate
     in the amounts of $70,485 and
     $69,445 for the six months ended
     September 30, 2007 and 2006,

     respectively)                                        84,010                64,075              156,614              197,817
   Amortization                                            3,938                 4,108                8,046                8,583
                                                ----------------      ----------------     ----------------     ----------------
     Total Expenses                                      178,518               157,483              345,800            1,612,215
                                                ----------------      ----------------     ----------------     ----------------


Loss before equity in losses of

   Local Limited Partnerships                           (130,785)             (104,458)            (297,184)          (1,532,307)


Equity in losses of Local Limited
   Partnerships (Note 1)                                 (60,411)             (205,766)            (223,597)            (523,947)

Gain on sale of investment in Local
   Limited Partnership                                         -                     -                    -             1,220,353
                                                ----------------      ----------------     ----------------      ----------------


Net Loss                                        $       (191,196)     $       (310,224)    $       (520,781)    $       (835,901)
                                                ================      ================     ================      ================


Net Loss allocated:

   General Partners                             $         (1,912)     $         (3,102)    $         (5,208)    $         (8,359)
   Limited Partners                                     (189,284)             (307,122)            (515,573)            (827,542)
                                                ----------------      ----------------     ----------------      ----------------
                                                $       (191,196)     $       (310,224)    $       (520,781)    $       (835,901)
                                                ================      ================     ================      ================


Net Loss Per Limited Partner

   Unit (50,930) Units                          $          (3.71)     $          (6.03)    $         (10.12)    $         (16.25)
                                                ================      ================     ================      ================



    The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL TAX CREDIT FUND VII, A  LIMITED PARTNERSHIP

                     STATEMENT OF CHANGES IN PARTNERS' EQUITY
                   For the Six Months Ended September 30, 2007
                                   (Unaudited)






                                                               Initial           Investor
                                              General          Limited            Limited
                                             Partners          Partner            Partner            Total

    Balance at March 31, 2007               $    39,149     $     5,000       $    3,870,786     $  3,914,935
                                            -----------     -----------       --------------     ------------


    Net Loss                                     (5,208)              -             (515,573)        (520,781)
                                            -----------     -----------       --------------      ------------

    Balance at September 30, 2007           $    33,941     $     5,000       $    3,355,213      $  3,394,154
                                            ===========     ===========       ==============      ============





    The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL TAX CREDIT FUND VII, A  LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2007 and 2006
                                   (Unaudited)






                                                                              2007                     2006
                                                                          -------------              --------

Net cash provided by (used for) operating activities                      $     115,804          $     (55,394)

Net cash provided by investing activities                                       187,724                 163,061
                                                                          -------------           -------------

Net increase in cash and cash equivalents                                       303,528                 107,667

Cash and cash equivalents, beginning                                            557,329                 546,806
                                                                          -------------           -------------

Cash and cash equivalents, ending                                         $     860,857           $     654,473
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

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2007 and 2006.

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

1.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in seventeen Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood Apartments which is 19.8%, Eden Park which is 67%, Fountain Lakes which is 90%, and Twin Oaks Meadow which is 95.89%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at September 30, 2007:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    35,127,600

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $11,969,474)                                                                  (25,561,816)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,419,940)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              7,145,844

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,136,062

   Cumulative amortization of acquisition fees and expenses                                                (344,894)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      7,937,012

Valuation allowance on investments in Local Limited Partnerships                                         (5,162,002)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     2,775,010
                                                                                                    ===============


              BOSTON FINANCIAL TAX CREDIT FUND VII, A  LIMITED PARTNERSHIP
                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Fund's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2007 is $1,133,741. For the six months ended September 30, 2007, the Fund has not recognized $910,144 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

The Fund's interest in one of its investments in Local Limited Partnerships was sold during the six months ended September 30, 2007. The Fund did not receive any sales proceeds due to the property's outstanding debt exceeding the sales price of the property. However, the Fund did receive $147,901 which was utilized by the General Partner as a repayment of prior advances.

The Fund has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

2.   Commitments

EITF 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects" ("EITF 94-1") requires recognition of a liability for delayed equity capital contributions to Local Limited Partnerships that are contingent upon a future event when that contingent event becomes probable. As of September 30, 2007, the Fund has concluded that delayed equity capital contributions in the amount of $207,281 are not probable and therefore has not recognized this amount as a liability. Of this amount, the Fund has set aside $148,281 in escrow for future capital contributions to one Local Limited Partnership.

3.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of September 30, 2007 or 2006 or net losses for the three months ended either September 30, 2007 or 2006. The following financial information represents the performance of these Local Limited Partnerships for the three months ended June 30, 2007 and 2006:


Citrus Glen                                                                        2007                         2006
-----------                                                                   ---------------                --------

Revenue                                                                       $       374,635            $      395,397
Net Loss                                                                      $       (42,023)           $      (38,310)

Fairhaven Manor
----------------

Revenue                                                                       $        83,745            $       84,561
Net Loss                                                                      $           (61)           $      (44,857)


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

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($2,982,291 at September 30, 2007). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

Liquidity and Capital Resources

At September 30, 2007, the Fund had cash and cash equivalents of $860,857, compared with $557,329 at March 31, 2007. The increase is primarily attributable to cash distributions received from Local Limited Partnerships in excess of cash used for operating activities.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2007, approximately $802,000 has been designated as Reserves.

            BOSTON FINANCIAL TAX CREDIT FUND VII, A  LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

To date, professional fees relating to various Property issues totaling approximately $125,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2007, the Fund has advanced approximately $1,477,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $143,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.


At September 30, 2007, the Fund has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $207,281. Of this amount, the Fund has set aside $148,281 in escrow.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2007, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

Cash Distributions

No cash distributions were made to Limited Partners during the six months ended September 30, 2007.

Results of Operations

Three Month Period


The Fund's results of operations for the three months ended September 30, 2007 resulted in a net loss of $191,196 as compared to a net loss of $310,224 for the same period in 2006. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships, and an increase in investment income offset by a decrease in other income and an increase in general and administrative expenses. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses by the Fund for Local Limited Partnerships with carrying values of zero. The Fund had an increase in investment revenue during the period ended September 30, 2007 related to the reimbursement of 2006 interest that the Fund had lost while its cash was invested in below-market interest bearing accounts. The decrease in other income is due to a decrease in distributions from Local Limited Partnerships with carrying values of zero. General and administrative expenses increased due to the increase in administrative expenses necessary for the operation of the Fund.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A  LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Six Month Period


The Fund's results of operations for the six months ended September 30, 2007 resulted in a net loss of $520,781 compared to a net loss of $835,901 for the same period in 2006. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and a decrease in other income offset by a decrease in general and administrative expenses. In addition, there was a gain on sale of investments in Local Limited Partnerships offset by the provision for valuation of advances to Local Limited Partnerships in the prior year. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses of Local Limited Partnerships with carrying values of zero. The decrease in other income is due to a decrease in distributions from Local Limited Partnerships with carrying values of zero. General and administrative expenses decreased due to decreased legal expenses associated with a current litigation.


Portfolio Update

The Fund is a Massachusetts limited partnership organized to invest in Local Limited Partnerships which own and operate apartment complexes that are eligible for low income housing tax credits which may be applied against the federal income tax liability of an investor. The Fund's objective are to: (i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; (ii) provide limited cash distributions from the operations of apartment complexes and; (iii) preserve and protect the Fund's capital. Arch Street VIII, Inc., a Massachusetts corporation is the Managing General Partner of the Fund. Arch Street VII Limited Partnership, a Massachusetts limited partnership, whose general partner consists of Arch Street, Inc., is also a General Partner. Both the Managing General Partner and Arch Street VII, L.P. are affiliates of MMA. The fiscal year of the Fund ends on March 31.


As of September 30, 2007, the Fund's investment portfolio consists of limited partnership interests in seventeen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. As a result of the sale of one property, Oak Ridge, located in Macon, Georgia, on October 31, 2007, the Fund's investment portfolio currently consists of limited partnership interests in sixteen Local Limited Partnerships. Since inception, the Fund has generated Tax Credits of approximately $1,485 per Limited Partner Unit. In the aggregate, actual and estimated Tax Credits enabled the Fund to meet the objective specified in the Fund's prospectus.



Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in the recapture of a portion of the property's Tax Credits. Between 2007 and continuing through 2009, the Compliance Periods of the seventeen Properties in which the Fund has an interest will expire. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in five Local Limited Partnerships. One of the Local Limited Partnerships in which the Fund had an interest was disposed of during the six months ended September 30, 2007.

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

As previously reported, Los Claveles II, located in Trujillio Alto, Puerto Rico, operated at above breakeven during the three-month period ending March 31, 2007. As a result of a decline in occupancy, lower rental revenues were the main cause for the Property's slightly below breakeven performance as of June 30, 2007. The Property continues to be current on its loan obligations. In addition, a site visit conducted by a representative of the Managing General Partner in November 2006 indicated the Property is in acceptable physical shape. The Managing General Partner, concerned about the Property's long-term viability, signed an agreement in December 2002 with the Local General Partner whereby the Fund would pay its remaining capital commitment of $350,000 and release Fund Reserves of approximately $50,000 in exchange for an exit option that would allow the Fund to put its interest to the Local General Partner at any time for $10,000. In addition, the Local General Partner has the right, subsequent to the expiration of the Compliance Period on December 31, 2008, to call the Fund's interest for a price of $10,000. As part of the agreement, the Local General Partner is providing an operating guarantee in the form of a Local General Partner indemnification of any loss or any recapture of Tax Credits through the end of the Compliance Period.

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, continues to experience operating difficulties. Although acceptable occupancy levels have been achieved throughout the six-month period ending June 30, 2007, working capital and debt service coverage ratios remain below appropriate levels. A representative of the Managing General Partner conducted a physical inspection as part of an October 2006 site visit

               BOSTON FINANCIAL TAX CREDIT FUND VII, A  LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

and assigned an unfavorable rating as the Property has significant deferred maintenance issues. The Managing General Partner's representative also considers property management to be weak and limited in capacity to address the physical needs of the Property. Advances from the Local General Partner and working capital have enabled the Property to remain current on its loan obligations. In response to prior deficits, during 2001 the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage. In addition, in an effort to further reduce the Property's debt service burden, in July 2003 the Local Limited Partnership and the Illinois Housing Development Authority closed on a mortgage restructuring of the second mortgage that reduced monthly debt service payments until June 1, 2005. As part of the transaction, the management agent agreed to subordinate a percentage of its management fee to payment of the second mortgage debt service.

As previously reported, in an effort to reduce the Fund's risk to chronic operating difficulties at Wynmor, located in Brooklyn Park, Minnesota, the Managing General Partner and Local General Partner, on October 1, 2003, entered into an agreement to transfer a portion of the Fund's interest in the Property's future Tax Credits (approximately $11 per Unit) and tax losses to the Local General Partner. In return, the Local General Partner agreed to deposit $500,000 into an escrow to be used to fund current and future operating deficits and to fund as much as an additional $500,000 to cover future operating deficits. The Managing General Partner and Local General Partner also have an agreement that allows for the Managing General Partner to put the Fund's interest to the Local General Partner for $1 any time after October 1, 2003 and that the Local General Partner could call the Fund's interest for fair market value any time after January 2, 2009. The Property operated above breakeven throughout the three-month period ending June 30, 2007 and achieved acceptable occupancy levels throughout the same period. The Compliance Period ends for the Property on December 31, 2008.

As previously reported, the Local General Partner of Twin Oaks Meadows, located in Lansing, Michigan, with the Fund's consent, obtained soft loan financing in May 2004 to undertake much needed security improvements to the Property, reduce payables and fund operating deficits. In return for its consent, the Fund received a put option that allows the Fund to transfer its interest in the Local Limited Partnership for a nominal price to the Local General Partner at any time subsequent to the end of the Property's Compliance Period on December 31, 2009. Working capital and debt service levels remain below acceptable levels at June 30, 2007. Occupancy declined to 65% as of June 30, 2007.

As previously reported, Des Moines Street Village, located in Des Moines, Iowa, operated at above breakeven for the three month period ending March 31, 2007. The Property operated at below breakeven during the three month period ending June 30, 2007, due to a decline in occupancy levels and an increase in bad debt expense associated with evictions. Debt service coverage and working capital levels remain below appropriate levels at June 30, 2007. Although the Local General Partners have met their working capital obligations under the Partnership Agreement and refused to advance additional funds to the property, $8,000 was advanced by the Local General Partner during the three month period ending June 30, 2007. The property is no longer in default under its loan agreements, as past due real estate taxes were paid during the three month period ending June 30, 2007. The property may require advances from the Fund in order to alleviate real estate tax and first mortgage loan debt service covenant requirements. While the Local General Partner had previously funded deficits and the Property has remained current on its debt obligations, the Local General Partner requested and the Managing General Partner approved a reduced rate refinancing of the Property's first mortgage that occurred in April 2004. As part of this transaction, the Managing General Partner and the Local General Partner entered into a put agreement whereby the Fund can transfer its interest in the Local Limited Partnership for a nominal amount at any time after the expiration of the Compliance Period on December 31, 2009.

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


As previously reported, the Managing General Partner estimated a late 2007 disposition of Oak Ridge, located in Macon, Georgia. On October 31, 2007, the Fund disposed of its interest in the Local Limited Partnership that owned and operated Oak Ridge. As previously indicated, the Fund did not receive any proceeds from this transaction, as the outstanding debt on the property exceeded the Property's sales price. This disposition is expected to result in a 2007 loss of approximately $1,350,000, or $26.50 per Unit. The Fund no longer has an interest in this Local Limited Partnership.


As previously reported, although operations at Palo Verde II, located in Henderson, Nevada, remain strong, the former Local General Partner filed for bankruptcy protection and refused to remit to the Fund its priority cash distributions, representing a default under the terms of the Local Limited Partnership Agreement. An affiliate of the Managing General Partner assumed the Local General Partner interest in September 2001. Since the statute of limitations on potential litigation involving one of the former Local General Partners expired in 2005, the Managing General Partner currently expects a 2007 disposal of the Fund's interest, upon the sale of the underlying Property, in this Local Limited Partnership. This sale is projected to result in net sales proceeds to the Partnership of approximately $1,400,000, or $27 per Unit and 2007 taxable income of approximately $800,000, or $16 per Unit.

The Managing General Partner anticipates that the Fund's interest in the Local Limited Partnership that owns Spring Wood Apartments, located in Tallahassee, Florida, will be terminated upon the sale of the Property in late 2007. Under the current terms, this sale is expected to result in net proceeds to the Fund of approximately $380,000, or $7.46 per Unit. This sale would result in 2007 taxable income projected to be approximately $360,000, or $7.06 per Unit.

As previously reported, with respect to the Fund, a Settlement Agreement providing options, subject to various conditions, to purchase the Fund's interests in Affordable/Citrus Glen, Ltd., located in Orlando, FL, Woods Lane, L.P., located in Rogers, AR and Fountain Lakes, L.P., located in Benton, AR for $3,705,000, were not exercised. The Managing General Partner will explore alternative exit strategies for these Local Limited Partnership interests.

            BOSTON FINANCIAL TAX CREDIT FUND VII, A  LIMITED PARTNERSHIP

                             CONTROLS AND PROCEDURES



(a) Evaluation of Disclosure Controls and Procedures.


As of the end of the period covered by this report, with the participation of the Fund's management, the Fund's principal executive officer and principal financial officer conducted an evaluation of the Fund's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange
Act). Based on this evaluation, our PEO and PFO concluded that our disclosure controls and procedures were effective as of September 30, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.


(b) Changes in Internal Control over Financial Reporting.


During the quarter ended September 30, 2007, the Fund completed implementation of the following control improvements to remediate the material weaknesses existing as of March 31, 2007:

Controls over Monitoring of Contractual Agreements

o As part of the remediation plan, management initiated changes in processes and controls including:

o the refund of lost interest;

o restricting authority to the corporate treasury department over the opening, closing, investment and movement of cash accounts;

o the engagement of the corporate legal department to perform due diligence on new agreements to assure compliance with existing agreements; and

o the development and implementation of a fiduciary and conflicts policy that provides guidance to personnel on conflict management.

Controls over Recording Equity in Income/Losses

o Management now performs a more detailed review and analysis of quarterly financial data and audited financial statements received from its investees to assure proper accounting in the appropriate period. Specifically, investee audited financial statements are reviewed for unusual events (such as a fire) to assure proper accounting in the appropriate period. Quarterly, where warranted, commencing in the quarter ended September 30, 2007, management will expand the scope of line items tested for reasonableness in comparison to prior year financial statements.

There were no other changes in the Fund's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Securities and Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2007 that affected, or were reasonably likely to affect, the Fund's internal control over financial reporting.

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


DATED:  November 14, 2007     BOSTON FINANCIAL TAX CREDIT FUND VII,
                              A LIMITED PARTNERSHIP


                              By:   Arch Street VII, Inc.,
                                    its Managing General Partner

                                   /s/Gary Mentesana
                                      Gary Mentesana
                                      President
                                      Arch Street VIII, Inc.