Form 10QSB
period 2007-12-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2008-02-14
CIK 892342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   December 31, 2007
                                       ----------------------------------------

                                OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                to
                               -------------      ------------------


             Commission file number 0-24584

       Boston Financial Tax Credit Fund VII, A Limited Partnership
             (Exact name of registrant as specified in its charter)


                   Massachusetts                                 04-3166203
---------------------------------------------------------- -------------------
      (State or other jurisdiction of                      (I.R.S. Employer
                                                            Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts                    02110-1106
---------------------------------------------           ----------------------
  (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code           (617) 439-3911
                                                           -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act)
                                  Yes  No X .

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                        Page No.
------------------------------                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - December 31, 2007                     1

          Statements of Operations (Unaudited) -
           For the Three and Nine Months Ended December 31, 2007 and 2006   2

            Statement of Changes in Partners' Equity
              (Unaudited) - For the Nine Months Ended December 31, 2007     3

            Statements of Cash Flows (Unaudited) -
              For the Nine Months Ended December 31, 2007 and 2006          4

            Notes to the Financial Statements (Unaudited)                   5

Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  8

Item 3A(T). Controls and Procedures                                        14

PART II - OTHER INFORMATION

Items 1-6                                                                  15

SIGNATURE                                                                  16

CERTIFICATIONS                                                             17

            BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP



                                  BALANCE SHEET
                                December 31, 2007
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                         $       858,918
Restricted cash                                                                                           275,310
Investments in Local Limited Partnerships (Note 1)                                                      2,671,142
Other Assets                                                                                                1,087
                                                                                                  ---------------
     Total Assets                                                                                 $     3,806,457
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliates                                                                                 $       526,644
Accrued expenses                                                                                           58,026
Other liabilities                                                                                          56,225
                                                                                                  ---------------
     Total Liabilities                                                                                    640,895
                                                                                                  ---------------

Commitments (Note 2)

General, Initial and Investor Limited Partners' Equity                                                  3,165,562
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $     3,806,457
                                                                                                  ===============


   The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                              STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended December 31, 2007 and 2006
                                   (Unaudited)




                                                         Three Months Ended                          Nine Months Ended
                                                  December 31,          December 31,         December 31,          December 31,
                                                      2007                  2006                 2007                  2006
                                                ----------------      ----------------     ----------------         -----------
Revenue
   Investment                                   $          6,504      $          9,594     $         33,120     $         32,560
   Other                                                       -                     -               22,000               56,942
                                                ----------------      ----------------     ----------------     ----------------
     Total Revenue                                         6,504                 9,594               55,120               89,502
                                                ----------------      ----------------     ----------------     ----------------

Expenses:
   Asset Management Fees, affiliate                       90,570                91,265              271,710              267,988
   Provision for valuation (recovery) of
     advances to Local Limited
     Partnerships                                              -              (250,000)                   -              979,092
   General and administrative
     (includes reimbursement to affiliate
     in the amounts of $95,327 and
     $92,515 for the nine months ended
     December 31, 2007 and 2006,
     respectively)                                        57,658                66,262              214,272              264,079
   Amortization                                            4,022                 4,108               12,068               12,691
                                                ----------------      ----------------     ----------------     ----------------
     Total Expenses                                      152,250               (88,365)             498,050            1,523,850
                                                ----------------      ----------------     ----------------     ----------------

Income (Loss) before equity in losses of
   Local Limited Partnerships                           (145,746)               97,959             (442,930)          (1,434,348)

Equity in losses of Local Limited
   Partnerships (Note 1)                                 (82,846)              (64,351)            (306,443)            (588,298)

Gain on sale of investment in Local
   Limited Partnership                                         -                     -                    -            1,220,353
                                                ----------------      ----------------     ----------------     ----------------

Net Income (Loss)                               $       (228,592)     $         33,608     $       (749,373)    $       (802,293)
                                                ================      ================     ================      ================

Net Income (Loss) allocated:
   General Partners                             $         (2,286)     $        444,655     $         (7,494)    $        436,296
   Limited Partners                                     (226,306)             (411,047)            (741,879)          (1,238,589)
                                                ----------------      ----------------     ----------------      ----------------
                                                $       (228,592)     $         33,608     $       (749,373)    $       (802,293)
                                                ================      ================     ================      ================

Net Loss Per Limited Partner
   Unit (50,930) Units                          $          (4.44)     $          (8.07)    $         (14.57)    $         (24.32)
                                                ================      ================     ================      ================



    The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                   For the Nine Months Ended December 31, 2007
                                   (Unaudited)






                                                               Initial           Investor
                                              General          Limited            Limited
                                             Partners          Partner            Partner            Total

    Balance at March 31, 2007               $    39,149     $     5,000       $    3,870,786     $  3,914,935

    Net Loss                                     (7,494)              -             (741,879)        (749,373)
                                            -----------     -----------       --------------      ------------

    Balance at December 31, 2007            $    31,655     $     5,000       $    3,128,907     $  3,165,562
                                            ===========     ===========       ==============      ============


    The accompanying notes are an integral part of these financial statements.

             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2007 and 2006
                                   (Unaudited)






                                                                              2007                  2006
                                                                          -------------         ------------

Net cash provided by (used for) operating activities                      $      96,865          $    (496,434)

Net cash provided by investing activities                                       204,724                476,880
                                                                          -------------           -------------

Net increase (decrease) in cash and cash equivalents                            301,589                (19,554)

Cash and cash equivalents, beginning                                            557,329                546,806
                                                                          -------------          - ------------

Cash and cash equivalents, ending                                         $     858,918          $     527,252
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

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2007 and 2006.

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

1.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in sixteen Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood Apartments which is 19.8%, Eden Park which is 67%, Fountain Lakes which is 90%, and Twin Oaks Meadow which is 95.89%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.


The following is a summary of investments in Local Limited Partnerships at December 31, 2007:

Capital contributions and advances paid to Local Limited Partnerships and
purchase price paid to withdrawing partners of Local Limited Partnerships                          $    30,987,652

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $7,167,879)                                                                   (22,737,796)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,429,023)
                                                                                                     ---------------

Investments in Local Limited Partnerships before adjustments                                              5,820,833

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,081,467

   Cumulative amortization of acquisition fees and expenses                                                (338,859)
                                                                                                     ---------------

Investments in Local Limited Partnerships before valuation allowance                                      6,563,441

Valuation allowance on investments in Local Limited Partnerships                                         (3,892,299)
                                                                                                    - --------------

Investments in Local Limited Partnerships                                                           $     2,671,142
                                                                                                     ===============

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Fund's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2007 is $1,540,425. For the nine months ended December 31, 2007, the Fund has not recognized $1,233,982 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

The Fund's interests in two of its investments in Local Limited Partnerships were sold during the nine months ended December 31, 2007. The Fund did not receive any sales proceeds due to the Local Limited Partnerships' outstanding debts exceeding the sales prices of the Local Limited Partnerships. However, the Fund did receive $147,901 for one Local Limited Partnership which was used to repay prior advances to the Local Limited Partnership.

The Fund has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

2.   Commitments

EITF 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects" ("EITF 94-1") requires recognition of a liability for delayed equity capital contributions to Local Limited Partnerships that are contingent upon a future event when that contingent event becomes probable. As of December 31, 2007, the Fund has concluded that delayed equity capital contributions in the amount of $207,281 are not probable and therefore has not recognized this amount as a liability. Of this amount, the Fund has set aside $148,281 in escrow for future capital contributions to one Local Limited Partnership.

3.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of December 31, 2007 or 2006 or net losses for the three months ended either December 31, 2007 or 2006. The following financial information represents the performance of these Local Limited Partnerships for the three months ended September 30, 2007 and 2006:


Citrus Glen                                                                        2007                     2006
-----------                                                                   ---------------           --------

Revenue                                                                       $       375,328           $     384,671
Net Income (Loss)                                                             $        52,690           $     (40,464)

Fairhaven Manor

Revenue                                                                       $        85,013           $      93,494
Net Income                                                                    $         4,927           $       9,914

Woods Lane

Revenue                                                                       $       163,348           $     183,079
Net Loss                                                                      $       (57,253)          $     (27,974)

Palo Verde II

Revenue                                                                       $        93,385           $      93,584
Net Income                                                                    $        12,779           $      19,655


               BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                   (Unaudited)


3. Significant Subsidiaries (continued)


Guardian Place                                                                     2007                     2006
--------------                                                                ---------------           --------

Revenue                                                                       $       233,050           $     229,612
Net Loss                                                                      $        (3,727)          $     (24,486)

Sunrise Terrace

Revenue                                                                       $        96,185           $      96,602
Net Income (Loss)                                                             $       (10,138)          $      13,378

St. Andrew's Pointe

Revenue                                                                                   N/A           $     240,258
Net Loss                                                                                  N/A           $    (135,773)

Oakridge

Revenue                                                                                   N/A           $     176,189
Net Loss                                                                                  N/A           $    (178,648)


           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words like "anticipate," "estimate," "intend," "project," "plan," "expect," "believe," "could," and similar expressions are intended to identify such forward-looking statements. The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Fund believes the forward-looking statements are based on reasonable assumptions and current expectations, the Fund can give no assurance that its expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($2,878,425 at December 31, 2007). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Partnership's operations. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

Liquidity and Capital Resources

At December 31, 2007, the Fund had cash and cash equivalents of $858,918, compared with $557,329 at March 31, 2007. The increase is primarily attributable to cash distributions received from Local Limited Partnerships in excess of cash used for operating activities.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2007, approximately $800,000 has been designated as Reserves.

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

To date, professional fees relating to various Property issues totaling approximately $125,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2007, the Fund has advanced approximately $1,477,000 to Local Limited Partnerships, net of reimbursements, to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $145,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.


At December 31, 2007, the Fund has committed to make future capital contributions and to pay future purchase price installments on its investments in Local Limited Partnerships. These future payments are contingent upon the achievement of certain criteria as set forth in the Local Limited Partnership Agreements and total $207,281. Of this amount, the Fund has set aside $148,281 in escrow.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2007, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for, except as described above.

Cash Distributions

No cash distributions were made to Limited Partners during the nine months ended December 31, 2007.

Results of Operations

Three Month Period

The Fund's results of operations for the three months ended December 31, 2007 resulted in net loss of $228,592 as compared to a net income of $33,608 for the same period in 2006. The decrease in net income is primarily attributable to an increase in equity in losses of Local Limited Partnerships and a decrease in investment income offset by a decrease in general administrative expenses and decrease in recovery of provision for valuation of investments in Local Limited Partnerships. The increase in equity in losses of Local Limited Partnerships is primarily due to a decrease in unrecognized losses by the Fund for Local Limited Partnerships with carrying values of zero. The decrease in investment income is due to a decrease in the average balance of funds held for investment. The decrease in recovery of provision for valuation of advances to Local Limited Partnerships is a result of a partial reimbursement of previously reserved for advances made to one Local Limited Partnership in prior years. General and administrative expenses decreased due to decreased legal expenses associated with the Fund's litigation.

            BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Nine Month Period

The Fund's results of operations for the nine months ended December 31, 2007 resulted in a net loss of $749,373 compared to a net loss of $802,293 for the same period in 2006. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and a decrease in other income offset by a decrease in general and administrative expenses. In addition, there was a gain on sale of investments in Local Limited Partnerships offset by the provision for valuation of advances to Local Limited Partnerships in the prior year. The decrease in equity in losses of Local Limited Partnerships is primarily due to an increase in unrecognized losses of Local Limited Partnerships with carrying values of zero. The decrease in other income is due to a decrease in distributions from Local Limited Partnerships with carrying values of zero. General and administrative expenses decreased due to decreased legal expenses associated with litigation from prior quarters.

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

As of December 31, 2007, the Fund's investment portfolio consists of limited partnership interests in sixteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,485 per Limited Partner Unit. In the aggregate, actual and estimated Tax Credits enabled the Fund to meet the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in the recapture of a portion of the property's Tax Credits. The Compliance period for six of the sixteen Properties in which the Fund has an interest expired on December 31, 2007, while the remaining ten will expire between December 31, 2008 and December 31, 2009. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in five Local Limited Partnerships. Two of the Local Limited Partnerships in which the Fund had an interest were disposed of during the nine months ended December 31, 2007.

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

As previously reported, Los Claveles II, located in Trujillio Alto, Puerto Rico, operated at slightly below breakeven during the six month period ending June 30, 2007, due to a decline in rental revenue caused by a decline in occupancy levels. Through the nine month period ending September 30, 2007, the Property continued to operate at slightly below breakeven due to occupancy levels that were acceptable, but below the Property's breakeven occupancy level. The Property continues to be current on its loan obligations. In addition, a site visit conducted by a representative of the Managing General Partner in November 2007 indicated the Property is in acceptable physical shape. The Managing General Partner, concerned about the Property's long-term viability, signed an agreement in December 2002 with the Local General Partner whereby the Fund would pay its remaining capital commitment of $350,000 and release Fund Reserves of approximately $50,000 in exchange for an exit option that would allow the Fund to put its interest to the Local General Partner at any time for $10,000. In addition, the Local General Partner has the right, subsequent to the expiration of the Compliance Period on December 31, 2008, to call the Fund's interest for a price of $10,000. As part of the agreement, the Local General Partner is providing an operating guarantee in the form of a Local General Partner indemnification of any loss or any recapture of Tax Credits through the end of the Compliance Period.

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, and continues to experience operating difficulties. Although acceptable occupancy levels were achieved throughout the six-month period ending June 30, 2007, the three month period ending September 30, 2007 resulted in an unfavorable occupancy level, while

             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

working capital and debt service coverage ratios remain below appropriate levels. A representative of the Managing General Partner conducted a physical inspection as part of a December 2007 site visit. Despite improvements since an October 2006 visit, the Property is still assigned an unfavorable rating due to significant deferred maintenance issues. The Managing General Partner's representative also considers property management to be weak and limited in capacity to address the physical needs of the Property. Advances from the Local General Partner and working capital have enabled the Property to remain current on its loan obligations. In response to prior deficits, during 2001 the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage. In addition, in an effort to further reduce the Property's debt service burden, in July 2003 the Local Limited Partnership and the Illinois Housing Development Authority closed on a mortgage restructuring of the second mortgage that reduced monthly debt service payments until June 1, 2005. As part of the transaction, the management agent agreed to subordinate a percentage of its management fee to payment of the second mortgage debt service.

As previously reported, in an effort to reduce the Fund's risk to chronic operating difficulties at Wynmor, located in Brooklyn Park, Minnesota, the Managing General Partner and Local General Partner, on October 1, 2003, entered into an agreement to transfer a portion of the Fund's interest in the Property's future Tax Credits (approximately $11 per Unit) and tax losses to the Local General Partner. In return, the Local General Partner agreed to deposit $500,000 into an escrow to be used to fund current and future operating deficits and to fund as much as an additional $500,000 to cover future operating deficits. The Managing General Partner and Local General Partner also have an agreement that allows for the Managing General Partner to put the Fund's interest to the Local General Partner for $1 any time after October 1, 2003 and that the Local General Partner could call the Fund's interest for fair market value any time after January 2, 2009. The Property operated above breakeven throughout the six-month period ending September 30, 2007, despite a decline in occupancy to 85% at September 30, 2007. The Compliance Period ends for the Property on December 31, 2008.

As previously reported, the Local General Partner of Twin Oaks Meadows, located in Lansing, Michigan, with the Fund's consent, obtained soft loan financing in May 2004 to undertake much needed security improvements to the Property, reduce payables and fund operating deficits. In return for its consent, the Fund received a put option that allows the Fund to transfer its interest in the Local Limited Partnership for a nominal price to the Local General Partner at any time subsequent to the end of the Property's Compliance Period on December 31, 2009. Working capital and debt service levels remain below acceptable levels at September 30, 2007. As a result of a rise in the rate of crime in the immediate area, occupancy declined to 60%, from 65% at June 30, 2007. In response, a neighborhood watch program was implemented and many of the residents' concerns regarding safety have been addressed. A new site manager was brought in May 2007, implementing programs to involve residents, as well as the community at large.

As previously reported, Des Moines Street Village, located in Des Moines, Iowa, operated at below breakeven for the six month period ending June 30, 2007, due to a decline in occupancy levels and an increase in bad debt expense associated with evictions. Debt service coverage and working capital levels remain below appropriate levels at September 30, 2007. Although the Local General Partners have met their working capital obligations under the Partnership Agreement and refused to advance additional funds to the property, $8,000 was advanced by the Local General Partner during the six month period ending September 30, 2007. The real estate taxes due in September have not been paid, placing the Local General Partner in default of the Partnership Agreement, as well as in default of the mortgage loan. The Managing General Partner anticipates that these taxes will be paid, pending the replacement of the Local General Partner. The Property may require advances from the Fund until a replacement Local General Partner is in place, in order to alleviate real estate tax and first mortgage loan debt service covenant requirements. While the Local General Partner had previously funded deficits and the Property has remained current on its debt obligations, the Local General Partner requested and the Managing General Partner approved a reduced rate refinancing of the Property's first mortgage that occurred in April 2004. As part of this transaction, the Managing General Partner and the Local General Partner entered into a put agreement whereby the Fund can transfer its interest in the Local Limited Partnership for a nominal amount at any time after the expiration of the Compliance Period on December 31, 2009.

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

As previously reported, although operations at Palo Verde II, located in Henderson, Nevada, remain strong, the former Local General Partner filed for bankruptcy protection and refused to remit to the Fund its priority cash distributions, representing a default under the terms of the Local Limited Partnership Agreement. An affiliate of the Managing General Partner assumed the Local General Partner interest in September 2001. Since the statute of limitations on potential litigation involving one of the former Local General Partners expired in 2005, the Managing General Partner currently expects an early 2008 disposal of the Fund's interest, upon the sale of the underlying Property, in this Local Limited Partnership. This sale is projected to result in net sales proceeds to the Partnership of approximately $1,400,000, or $27 per Unit and 2007 taxable income of approximately $800,000, or $16 per Unit.

The Managing General Partner anticipates that the Fund's interest in the Local Limited Partnership that owns Spring Wood Apartments, located in Tallahassee, Florida, will be terminated upon the sale of the Property in mid 2008. Under the current terms, this sale is expected to result in net proceeds to the Fund of approximately $380,000, or $7.46 per Unit. This sale would result in 2008 taxable income projected to be approximately $360,000, or $7.06 per Unit.

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

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                             CONTROLS AND PROCEDURES



Item 3A(T).  Controls and Procedures.

As of the end of the period covered by this report, with the participation of the Fund's management, the Fund's principal executive officer and principal financial officer conducted an evaluation of the Fund's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange
Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended December 31, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits

              Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 14, 2008                BOSTON FINANCIAL TAX CREDIT FUND VII,
                                         A LIMITED PARTNERSHIP


                                         By:   Arch Street VII, Inc.,
                                               its Managing General Partner

                                             /s/Gary Mentesana
                                               Gary Mentesana
                                               President
                                               Arch Street VIII, Inc.