Form 10KSB/A
period 2007-03-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2008-03-03
CIK 892342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year end  March 31, 2007
                        ----------------------------------------------------
                                OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from  ______to_______



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
                                                      ---------------------

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                Name of each exchange on which registered
       None                                            None

Securities registered pursuant to Section 12(g) of the Act:

                                 UNITS OF LIMITED PARTNERSHIP INTEREST
                                       (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ____

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
                                Yes No X .

State issuer's revenues for its most recent fiscal year:  $64,498.

State the aggregate sales price of Fund units held by nonaffiliates of the registrant: $45,581,000 as of March 31, 2007.


  Documents incorporated by reference       Part of Report on Form 10-KSB into
                                            Which the Document is Incorporated

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

     "Investment Risks"                                   Part I, Item 1

     "Estimated Use of Proceeds"                          Part III, Item 12

     "Management Compensation and Fees"                   Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
        Credits and Cash Distributions"                  Part III, Item 12

                                EXPLANATORY NOTE

This Amendment No. 1 to Form 10-KSB amends the Fund's report on Form 10-KSB filed with the U.S. Securities and Exchange Commission for the period ended March 31, 2007. The purpose of this Amendment No. 1 to Form 10-KSB is only to amend the disclosure contained in Item 8A. With the exception of this revision, no other changes have been made to our Form 10-KSB for the period ended March 31, 2007.

Item 8A.  Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.


A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. Management identified the following weaknesses in the Fund's disclosure controls that existed as of March 31, 2007:

       o Controls over Monitoring of Contractual Agreements: The Fund did not maintain effective monitoring controls over the contractual agreements that were entered into on its behalf by the General Partner. Specifically, during the period from December 2006 to early February 2007, the Fund's cash was invested in below market interest bearing accounts as part of a banking arrangement which resulted in financial benefits to affiliates of the General Partners. Management determined that this arrangement was inconsistent with the terms of the Partnership Agreement of the Fund.

      o Controls over Recording Equity in Income/Losses: The Fund did not maintain effective controls over the calculation of the Fund's equity in income/losses from investees. Specifically, certain non-recurring items were recorded in the wrong period due to an ineffective review of the investees' unaudited quarterly financial data and audited annual financial statements utilized to calculate equity in income/losses from investees. The control deficiency resulted in adjustments to the Fund's interim and annual financial statements for the year ended March 31, 2007.

The Fund considered these matters in connection with the closing and preparation of the financial statements for the year ended March 31, 2007, and determined that the financial statements for this period were not materially affected by these control weaknesses.


During the first and second quarters of fiscal year 2008, the Fund completed implementation of the following control improvements to remediate the material weaknesses existing as of March 31, 2007:


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

Controls over Recording Equity in Income/Losses

         Management now performs a more detailed review and analysis of quarterly financial data and audited financial statements received from its investees to assure proper accounting in the appropriate period. Specifically, investee audited financial statements are reviewed for unusual events (such as a fire) to assure proper accounting in the appropriate period. Quarterly, commencing in the quarter ended September 30, 2007, management will expand the scope of line items tested for reasonableness in comparison to prior year audited financial statements.


There were no other changes in the Fund's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Securities and Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2007 that affected, or were reasonably likely to affect, the Fund's internal control over financial reporting.

PART III

 Item 13.      Exhibits.


          31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
          31.2 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
          32.2 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Previously filed with Form 10-KSB for the period ended March 31, 2007.

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

      BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

      By:  Arch Street VIII, Inc.
           its Managing General Partner


      By:  /s/Gary Mentesana                     Date:       February 29, 2008
           --------------------------------------           -----------------
           Gary Mentesana
           President
           Arch Street VIII, Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Fund and in the capacities and on the dates indicated:

      By:  /s/Gary Mentesana                     Date:       February 29, 2008
           --------------------------------------            -----------------
           Gary Mentesana
           President
           Arch Street VIII, Inc.


     By:   /s/Michael H. Gladstone                  Date:    February 29, 2008
           --------------------------------                  -----------------
           Michael H. Gladstone
           Vice President
           Arch Street VIII, Inc.

                                  EXHIBIT 31.2

I, Gary Mentesana, certify that:

1. I have reviewed this annual report on Form 10-KSB of Boston Financial Tax Credits Fund VII;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

4. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalents functions):

      (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:   February 29, 2008                 /s/Gary Mentesana
                                           --------------------------
                                               Gary Mentesana
                                               Principal Executive Officer and
                                               Principal Financial Officer
                                               Arch Street VIII, Inc. as
                                               Managing General Partner of
                                               Boston Financial Tax Credits
                                               Fund VII,
                                               A Limited Partnership

                                  EXHIBIT 32.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Boston Financial Tax Credits Fund VII (the "Fund") on Form 10-KSB for the year ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal Executive Officer and Principal Financial Officer, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.



                                            /s/Gary Mentesana
                                    -------------------------------------
                                                   Gary Mentesana
                                         Principal Executive Officer and
                                         Principal Financial Officer
                                         Arch Street VIII, Inc. as
                                         Managing General Partner of
                                         Boston Financial Tax Credits Fund VII,
                                         A Limited Partnership


                                        Date:  February 29, 2008


A signed original of this written statement required by section 906 has been provided to the Fund and will be retained by the Fund and furnished to the Securities and Exchange Commission or its staff upon request.