Form 10QSB/A
period 2007-06-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2008-03-03
CIK 892342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A


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

For the transition period from _________to_________



                     Commission file number 0-24584

                 Boston Financial Tax Credit Fund VII, A Limited Partnership
                   (Exact name of registrant as specified in its charter)


                   Massachusetts                         04-3166203
---------------------------------------------------------------------------
      (State or other jurisdiction of             (I.R.S. Employer
                                                   Identification No.)
       incorporation or organization)


   101 Arch Street, Boston, Massachusetts            02110-1106
------------------------------------------------------------------------------
  (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code        (617) 439-3911
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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                   Yes No X .

                                EXPLANATORY NOTE


This Amendment No. 1 to Form 10-QSB amends the Fund's report on Form 10-QSB filed with the U.S. Securities and Exchange Commission for the period ended June 30, 2007. The purpose of this Amendment No. 1 to Form 10-QSB is only to amend the disclosure contained in Item 3. With the exception of this revision, no other changes have been made to our Form 10-QSB for the period ended June 30, 2007.

                             CONTROLS AND PROCEDURES


(a) Evaluation of Disclosure Controls and Procedures.


We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 200, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.


A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. Management identified the following weaknesses in the Fund's disclosure controls that existed as of June 30, 2007:

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

The Fund considered these matters in connection with the closing and preparation of the financial statements for the period ended June 30, 2007, and determined that the financial statements for this period were not materially affected by these control weaknesses.

(b) Changes in Internal Control over Financial Reporting.

During the first and second quarters of fiscal year 2008, the Fund completed implementation of the following control improvements to remediate the material weaknesses existing as of March 31, 2007:

Controls over Monitoring of Contractual Agreements

     o As part of the remediation plan, management initiated changes in processes and controls including:

             o restricting authority to the corporate treasury department over the opening, closing, investment and movement of cash accounts in the quarter ended June 30, 2007;
             o the engagement of the corporate legal department to perform due diligence on new agreements to assure compliance with existing agreements in the quarter ended June 30, 2007;
             o  the refund of lost interest in August, 2007; and
             o the development and implementation of a fiduciary and conflicts policy that provides guidance to personnel on conflict management in August, 2007.



Controls over Recording Equity in Income/Losses

o Beginning in the quarter ended September 30, 2007, management will perform a more detailed review and analysis of quarterly financial data and audited financial statements received from its investees to assure proper accounting in the appropriate period. Specifically, investee audited financial statements are reviewed for unusual events (such as a fire) to assure proper accounting in the appropriate period. Quarterly, where warranted, commencing in the quarter ended September 30, 2007, management will expand the scope of line items tested for reasonableness in comparison to prior year financial statements.

There were no other changes in the Fund's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Securities and Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2007 that affected, or were reasonably likely to affect, the Fund's internal control over financial reporting.

PART II       OTHER INFORMATION

Item 6.       Exhibits.


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


* Previously filed with Form 10-QSB for the period ended June 30, 2007.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  February 29, 2008             BOSTON FINANCIAL TAX CREDIT FUND VII,
                                      A LIMITED PARTNERSHIP


                                    By:   Arch Street VII, Inc.,
                                          its Managing General Partner

                                            /s/Gary Mentesana
                                              Gary Mentesana
                                              President
                                              Arch Street VIII, Inc.

                                  EXHIBIT 31.2

I, Gary Mentesana, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Boston Financial Tax Credits Fund VII;

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

       (a)all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information and

      (b)any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:   February 29, 2008                         /s/Gary Mentesana
                                       --------------------------------------
                                                Gary Mentesana
                                                Principal Executive Officer and
                                                Principal Financial Officer
                                                Arch Street VIII, Inc. as
                                                Managing General Partner of
                                                Boston Financial Tax Credits
                                                Fund VII

                                  EXHIBIT 32.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Boston Financial Tax Credits Fund VII (the "Fund") on Form 10-QSB for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Principal Executive Officer and Principal Financial Officer, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



                                                 /s/Gary Mentesana
                                         ------------------------------------
                                               Gary Mentesana
                                               Principal Executive Officer and
                                               Principal Financial Officer
                                               Arch Street VIII, Inc. as
                                               Managing General Partner of
                                               Boston Financial Tax Credits
                                               Fund VII,
                                               A Limited Partnership


                                             Date:  February 29, 2008

A signed original of this written statement required by section 906 has been provided to the Fund and will be retained by the Fund and furnished to the Securities and Exchange Commission or its staff upon request.