Form 10KSB
period 2008-03-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2008-06-30
CIK 892342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the fiscal year end                   March 31, 2008
                        -----------------------------------------

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

   101 Arch Street, Boston, Massachusetts               02110-1106
-----------------------------------------------   ---------------------------
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code    (617) 439-3911
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

                           Yes  No X .

State issuer's revenues for its most recent fiscal year:  $59,340.

State the aggregate sales price of Fund units held by nonaffiliates of the registrant: $45,581,000 as of March 31, 2008.


                                                               Part of Report on Form 10-KSB into Which the
Documents incorporated by reference                                     Document is Incorporated

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

     "Estimated Use of Proceeds"                                        Part III, Item 12

     "Management Compensation and Fees"                                 Part III, Item 12

     "Profits and Losses for Tax Purposes, Tax
        Credits and Cash Distributions"                                 Part III, Item 12

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-KSB
                        FOR THE YEAR ENDED MARCH 31, 2008


                                TABLE OF CONTENTS


                                                                           Page No.

PART I

     Item 1       Business                                                   K-4
     Item 2       Properties                                                 K-6
     Item 3       Legal Proceedings                                          K-10
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                           K-10

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                            K-10
     Item 6       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              K-10
     Item 7       Financial Statements and Supplementary Data                K-16
     Item 8       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                     K-16
     Item 8A      Controls and Procedures                                    K-16
     Item 8B      Other Information                                          K-17

PART III

     Item 9       Directors and Executive Officers
                  of the Registrant                                          K-17
     Item 10      Management Remuneration                                    K-18
     Item 11      Security Ownership of Certain Beneficial
                  Owners and Management                                      K-18
     Item 12      Certain Relationships and Related Transactions             K-18
     Item 13      Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                        K-20
     Item 14.     Principal Accountant Fees and Services                     K-20

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

                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


                                                                                                      Date
                              Properties owned by                                                   Interest
                         Local Limited Partnerships                Location                         Acquired

Oak Ridge (1)                                            Macon, GA                                  12/31/92
Santa Fe Oaks II (1)                                     Gainesville, FL                            12/31/92
Andrew's Pointe                                          Burnsville, MN                             04/13/92
Palo Verde II                                            Henderson, NV                              05/19/93
Woods Lane                                               Rogers, AR                                 07/30/93
Crafton Place                                            Fayetteville, AR                           07/30/93
Guardian Place                                           Richmond, VA                               10/07/93
Twin Oaks Meadows                                        Lansing, MI                                10/29/93
Sunrise Terrace                                          Madera, CA                                 11/24/93
Wynmor                                                   Brooklyn Park, MN                          12/22/93
Citrus Glen                                              Orlando, FL                                12/30/93
St. Andrews Pointe (1)                                   Columbia, SC                               01/05/94
Des Moines St. Village                                   Des Moines, IA                             01/31/94
Fountain Lakes                                           Benton, AR                                 02/02/94
Fairhaven Manor                                          Burlington, WA                             03/08/94
Grand Boulevard Renaissance                              Chicago, IL                                08/03/94
Los Claveles II                                          Trujillio Alto, PR                         08/31/94
Springwood                                               Tallahassee, FL                            12/15/94
Harford Commons                                          Baltimore, MD                              02/28/95

(1) The Fund no longer has interests in the Local Limited Partnerships which own these Properties.

Although the Fund's investments in Local Limited Partnerships are not subject to seasonal fluctuations, the Fund's equity in losses of Local Limited Partnerships, to the extent it reflects the operations of individual Properties, may vary from quarter to quarter based upon changes in occupancy and operating expenses as a result of seasonal factors.

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2008, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions to Local Limited Partnerships: Woods Lane, A Limited Partnership, Crafton Place, A Limited Partnership, and Fountain Lakes, A Limited Partnership, representing 16.92%, have Lindsey Management Company as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports reported on Forms 8-K, which are herein incorporated by reference.

The Properties owned by Local Limited Partnerships in which the Fund has invested are, and will continue to be, subject to competition from existing and future apartment complexes in the same areas. The success of the Fund will depend on many outside factors, most of which are beyond the control of the Fund and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Properties are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and governmental regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Fund, including: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels; (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive over-building or a decrease in employment or adverse changes in real estate laws, including building codes; and (iii) possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which suppress the ability of the Local Limited Partnerships to generate operating cash flow. Since some of the Properties benefit from some form of governmental assistance, the Fund is subject to the risks inherent in that area including decreased subsidies, difficulties in finding suitable tenants and obtaining permission for rent increases. In addition, any Tax Credits allocated to investors with respect to a Property are subject to recapture to the extent that the Property or any portion thereof ceases to qualify for the Tax Credits. Other future changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse effect on the business of the Fund.

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

Item 2.  Properties

The Fund currently owns limited partnership interests in sixteen Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood Apartments which is 19.8%, Eden Park which is 67%, Fountain Lake which is 90%, and Twin Oaks Meadow which is 95.89%.

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


                                                      Capital Contributions
 Local Limited Partnership                          Total           Paid          Mtge. Loans                         Occupancy at
 Property Name                  Number of          Committed at     Through        Payable at           Type of         March 31,
 Property Location              Apts Units      March 31, 2008   March 31, 2008  December 31, 2007      Subsidy *       2008
 ---------------------------------------------   ------------   --------------   ----------------   ----------------  -------------

Andrew's Pointe Limited
  Partnership
Andrew's Pointe
Burnsville, MN                  57              1,333,800      1,333,800               1,908,056          None              98%

Palo Verde II, A Nevada
  Limited Partnership
Palo Verde II
Henderson, NV                  60              1,324,801       1,324,801                 938,680          None              92%

Woods Lane, A Limited
  Partnership
Woods Lane
Rogers, AR                    156              2,574,180        2,574,180              2,846,765          None              90%

Crafton Place, A Limited
  Partnership
Crafton Place
Fayetteville, AR              84               1,365,120        1,365,120              1,423,406           None              96%

Guardian Place
  Limited Partnership
Guardian Place               120                2,174,390       2,174,390              3,470,510           None              98%
Richmond, VA

Twin Oaks Meadows Limited
  Dividend Housing Association
  Limited Partnership
Twin Oaks Meadows
Lansing, MI                   63                1,436,400        1,436,400              1,922,978           None              67%



                                                     Capital Contributions
 Local Limited Partnership                       Total                Paid           Mtge. Loans                       Occupancy at
 Property Name                   Number of      Committed at        Through          Payable at           Type of        March 31,
 Property Location              Apts Units      March 31, 2008    March 31, 2008  December 31, 2007       Subsidy *        2008
 ---------------------------------------------   ------------  --------------      --------------    ------------     ------------


Madera Sunrise Terrace
  Limited Partnership
Sunrise Terrace
Madera, CA                      52               1,523,196            1,523,196         1,160,635           None           98%

Eden Park Limited
  Partnership
Wynmor
Brooklyn Park, MN              324               5,527,758            5,527,758         5,698,402           None           88%

Affordable Citrus Glen
  Limited Partnership
Citrus Glen
Orlando, FL                    176                4,581,360           4,581,360          3,285,623           None           89%

Des Moines Street Associates
  Limited Partnership
Des Moines St. Village
Des Moines, IA                  42                1,083,996          1,083,996          1,401,723         Section 8          93%

Fountain Lakes, A Limited
   Partnership
Fountain Lakes
Benton, AR                     180                2,854,593          2,854,593          3,613,300            None            100%

Fairhaven Manor Limited
       Partnership
Fairhaven Manor
Burlington, WA                  40                1,232,020          1,232,020             769,818            None           100%




                                                       Capital Contributions
 Local Limited Partnership                         Total            Paid            Mtge. Loans                      Occupancy at
 Property Name                   Number of       Committed at       Through          Payable at          Type of       March 31,
 Property Location                Apts Units   March 31, 2008    March 31, 2008    December 31, 2007    Subsidy *        2008
 ------------------------     ------------     --------------   ----------------  -----------------   --------------   ---------

Grand Boulevard Renaissance I
   Limited Partnership
Grand Boulevard Renaissance
Chicago, IL                         30              936,719          936,719          1,748,320           Section 8         90%

Los Claveles, S.E. Limited
    Partnership
Los Claveles II
Trujilio Alto, PR                  180             1,273,374       1,273,374         10,272,508           Section 8         89%

Springwood Apartments,
    A Limited Partnership
Springwood
Tallahassee, FL                    113               624,804         624,804          3,380,902             None            96%

BHP/Harford Commons
 Limited Partnership
Harford Commons
Baltimore, MD                      30              1,128,000         1,128,000         1,736,092             None            90%
                                 ------         --------------   -------------   ---------------
                                1,707            $ 30,974,511     $ 30,974,511      $ 45,577,718
                                ======         ===============   ============== = ==============


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

As of March 31, 2008, there were 2,293 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. For the years ended March 31, 2008 and 2007, no cash distributions were made.

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

As of March 31, 2008, the Fund's investment portfolio consists of limited partnership interests in sixteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,485 per Limited Partner Unit. In the aggregate, actual and estimated Tax Credits enabled the Fund to meet the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in the recapture of a portion of the property's Tax Credits. The Compliance period for six of the sixteen Properties in which the Fund has an interest, expired on December 31, 2007, while the remaining ten will expire between December 31, 2008 and December 31, 2009. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in five Local Limited Partnerships. Two of the Local Limited Partnerships in which the Fund had an interest were disposed of during the twelve month period ending March 31, 2008.

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

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($2,042,039 at March 31, 2008). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

The Fund has implemented policies and practices for assessing other- than-temporary declines in values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are compared to their respective fair values. If an other-than-temporary decline value exists, a provision to reduce the asset to fair value, as calculated based primarily on remaining tax benefits, will be recorded in the Fund's financial statements.
The tax benefits for each Local Limited Partnership consist of future tax losses, tax credits and residual receipts at disposition. Included in the residual receipts calculation is current net operating income capitalized at the regional rate specific to each Local Limited Partnership. During the year ended March 31, 2008, the Fund concluded that three of the Local Limited Partnerships had experienced other-than-temporary declines in their carrying value and impairment losses were recorded: Guardian Place LP for $91,488, Sunrise Terrace LP for $10,000 and Fairhaven Manor for $494,000. During the year ended March 31, 2007, the Fund concluded that none of the Local Limited Partnerships had experienced other-than-temporary declines in their carrying value and impairment losses were not recorded. Generally, the carrying values of most Local Limited partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Fund may record similar impairment losses in the future if the expiration of tax credit outpaces losses and distributions from any of the Local Limited Partnerships.

Liquidity and Capital Resources

At March 31, 2008, the Fund had cash and cash equivalents of $613,617 as compared with $557,329 at March 31, 2007. This increase is primarily attributable to cash distribution received from Local Limited Partnerships in excess of cash used for operating activities. Cash used for operations includes $245,000 to the Managing General Partner for accrued asset management fees.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2008, $613,617 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $125,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2008, the Fund has advanced approximately $1,477,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $331,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2008, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash Distributions

No cash distributions were made in the two years ended March 31, 2008. The Fund is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions. Based on the results of 2007 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund because such amounts will be needed to fund Property operating costs. In addition, some of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

The Fund's results of operations for the year ended March 31, 2008 resulted in a net loss of $1,554,485 as compared to a net loss of $1,112,655 for the same period in 2007. The increase in net loss is primarily attributable to a decrease in gain on sale of investments in Local Limited Partnerships, a decrease in provision for valuation allowance on advances to Local Limited Partnerships, and a decrease in equity in losses, these are offset by an increase in impairment on investments in Local Limited Partnerships, and a decrease in general and administrative expenses. The decrease in gain on sale of investments in Local Limited Partnerships is due to the sale of one Local Limited Partnership made in the prior year. The decrease in provision for valuation allowance on advances to Local Limited Partnerships is the result of reserves for advances made to two Local Limited Partnerships in the prior year. Equity in losses decreased primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying value of zero. Impairment on investments in Local
Limited Partnerships.   increased due to the Fund recording a valuation
allowance of its investments in certain Local Limited Partnerships. General and administrative expenses decreased due to decreased legal expenses associated with litigation from prior quarters.

Low-Income Housing Tax Credits

The 2007 and 2006 Tax Credits were $0.00 and $0.31 per Unit respectively. The Tax Credits per Limited Partner stabilized in 1996. The credits have ended as all properties have reached the end of the ten year credit period.

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

As previously reported, the Managing General Partner and Local General Partner of St. Andrews Pointe, located in Columbia, South Carolina, were exploring an exit strategy that would allow for the 2007 disposition of the Fund's interest in the Local Limited Partnership that owns the Property. On May 31, 2007, the Property was sold, effectively terminating the Fund's interest in the Local Limited Partnership. The Fund did not receive any sales proceeds as the outstanding debt on the property exceeded the sales price of the Property. The Fund did receive $147,901 as a repayment of prior advances. This sale resulted in a 2007 taxable loss of $41,056, or $0.81 per Unit. This sale occurred prior to the expiration of the Property's compliance period, requiring the Fund to post a surety bond to mitigate the potential risk of recapture. The buyer will also be required to maintain the Property's tax credit compliance through December 31, 2007, the expiration of the Property's compliance period. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner estimated a late 2007 disposition of Oak Ridge, located in Macon, Georgia. On October 31, 2007, the Fund disposed of its interest in the Local Limited Partnership that owned and operated Oak Ridge. As previously indicated, the Fund did not receive any proceeds from this transaction, as the outstanding debt on the property exceeded the Property's sales price. This disposition resulted in a 2007 taxable loss of $1,228,857, or $24.13 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, although operations at Palo Verde II, located in Henderson, Nevada, remain strong, the former Local General Partner filed for bankruptcy protection and refused to remit to the Fund its priority cash distributions, representing a default under the terms of the Local Limited Partnership Agreement. An affiliate of the Managing General Partner assumed the Local General Partner interest in September 2001. Since the statute of limitations on potential litigation involving one of the former Local General Partners expired in 2005, the Managing General Partner expected a mid-2008 disposal of the Fund's interest, upon the sale of the underlying Property, in this Local Limited Partnership. On May 29, 2008, the Fund's interest was transferred, resulting in net sales proceeds to the Partnership of $1,437,970, or $28.23 per Unit. The Managing General Partner estimates this sale will result in 2008 taxable income projected to be approximately $875,000, or $17.18, per Unit. A final accounting of security deposits and operating cash accounts is expected to result in a nominal amount of additional proceeds to the Partnership.

As previously reported, the Managing General Partner anticipated the Fund's interest in the Local Limited Partnership that owns Spring Wood Apartments, located in Tallahassee, Florida, would be terminated upon the sale of the Property, in mid 2008. The Managing General Partner presently estimates a third quarter 2008 disposition that will result in net sales proceeds to the Fund of approximately $400,000, or $7.85 per Unit. The Managing General Partner estimates this sale will result in 2008 taxable income projected to be approximately $366,000, or $7.19, per Unit. This sale will occur prior to the expiration of the Property's compliance period, requiring the Fund to post a surety bond to mitigate the potential risk of recapture. The buyer will also be required to maintain the Property's tax credit compliance through December 31, 2009, the expiration of the Property's compliance period.

As previously reported, the Managing General Partner entered into an agreement that would require the Local General Partner to either purchase the Fund's interest in Sunrise Terrace, located in Madera, California, after the end of the compliance period on December 31, 2008 (previously incorrectly reported as December 31, 2007), based on the appraised value of the Property, or to market the Property for sale.

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

As previously reported, Los Claveles II, located in Trujillio Alto, Puerto Rico, continued to operate at slightly below breakeven through the nine month period ending September 30, 2007, due to occupancy levels that were acceptable, but below the Property's breakeven occupancy level. The Property continued to operate at below breakeven through out the twelve month period ending December 31, 2007 due to a reduction in rental revenues associated with occupancy levels and in increase in utility expenses. The Property continues to be current on its loan obligations. In addition, a site visit conducted by a representative of the Managing General Partner in November 2007 indicated the Property is in acceptable physical shape. The Managing General Partner, concerned about the Property's long-term viability, signed an agreement in December 2002 with the Local General Partner whereby the Fund would pay its remaining capital commitment of $350,000 and release Fund Reserves of approximately $50,000 in exchange for an exit option that would allow the Fund to put its interest to the Local General Partner at any time for $10,000. In addition, the Local General Partner has the right, subsequent to the expiration of the Compliance Period on December 31, 2008, to call the Fund's interest for a price of $10,000. As part of the agreement, the Local General Partner is providing an operating guarantee in the form of a Local General Partner indemnification of any loss or any recapture of Tax Credits through the end of the Compliance Period.

As previously reported, debt service coverage and working capital levels remained below appropriate levels at September 30, 2007 for Des Moines Street Village, located in Des Moines, Iowa. Although average occupancy for the three month period ending December 31, 2007, was 75%, and below the Managing General Partner's acceptable benchmark of 85%, significant improvement has been made since, as occupancy rose to 93% at March 31, 2008. Although the Property operated at below breakeven throughout the nine month period ending December 31, 2007, above breakeven operating status was achieved for the three month period ending March 31, 2008. The real estate taxes due in September 2007, remain unpaid, leaving the Local General Partner in default of the Partnership Agreement, as well as in default of the mortgage loan. The Managing General Partner is actively pursuing a replacement of the current Local General Partner, and currently plans to advance $50,000 of the Fund's reserves to pay delinquent taxes, upon replacement of the Local General Partner. The Property may require additional advances from the Fund if a replacement Local General Partner is inserted by mid-2008, in order to alleviate additional real estate tax and first mortgage loan debt service covenant requirements. While the Local General Partner had previously funded deficits and the Property remains current on its debt obligations, the Managing General Partner approved the Local General Partner request to a reduced rate refinancing of the Property's first mortgage in April 2004. As part of this transaction, the Managing General Partner, and the Local General Partner, entered into a put agreement whereby the Fund can transfer its interest in the Local Limited Partnership for a nominal amount, any time after the expiration of the Compliance Period on December 31, 2009.

As previously reported, Guardian Place, located in Richmond, Virginia, refinanced its existing debt, on July 29, 2005. In addition to an annual debt service reduction of approximately $49,000, additional loan proceeds were utilized to retire a second mortgage and provide for a distribution of refinancing proceeds of $212,461 to the Fund on August 1, 2005. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of refinancing proceeds in Reserves. As part of this transaction, the Managing General Partner and the Local General Partner entered into an agreement that would allow for a sale at the end of the Compliance Period on December 31, 2009.

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, continues to experience operating difficulties. The three month period ending September 30, 2007 resulted in an unfavorable occupancy level, while working capital and debt service coverage ratios remained below appropriate levels. The three month period ending December 31, 2007 resulted in an occupancy level of 87%, slightly above the Managing General Partner's acceptable benchmark. Working capital and debt service coverage ratios remained below acceptable levels throughout the twelve month period ending December 31, 2007. A representative of the Managing General Partner conducted a physical inspection as part of a December 2007 site visit. Despite improvements since an October 2006 visit, the Property is still assigned an unfavorable rating due to significant deferred maintenance issues. The Managing General Partner's representative also considers property management to be weak and limited in capacity to address the physical needs of the Property. Advances from the Local General Partner and working capital have enabled the Property to remain current on its loan obligations. In response to prior deficits, during 2001 the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage. In addition, in an effort to further reduce the Property's debt service burden, in July 2003 the Local Limited Partnership and the Illinois Housing Development Authority closed on a mortgage restructuring of the second mortgage that reduced monthly debt service payments until June 1, 2005. As part of the transaction, the management agent agreed to subordinate a percentage of its management fee to payment of the second mortgage debt service.

As previously reported, in an effort to reduce the Fund's risk to chronic operating difficulties at Wynmor, located in Brooklyn Park, Minnesota, the Managing General Partner and Local General Partner, on October 1, 2003, entered into an agreement to transfer a portion of the Fund's interest in the Property's future Tax Credits (approximately $11 per Unit) and tax losses to the Local General Partner. In return, the Local General Partner agreed to deposit $500,000 into an escrow to be used to fund current and future operating deficits and to fund as much as an additional $500,000 to cover future operating deficits. The Managing General Partner and Local General Partner also have an agreement that allows for the Managing General Partner to put the Fund's interest to the Local General Partner for $1 any time after October 1, 2003 and that the Local General Partner could call the Fund's interest for fair market value any time after January 2, 2009. Due to relatively low occupancy levels throughout the three month period ending December 31, 2007, the Property operated at slightly below breakeven for the twelve month period ending December 31, 2007. The Compliance Period ends for the Property on December 31, 2008.

As previously reported, the Local General Partner of Twin Oaks Meadows, located in Lansing, Michigan, with the Fund's consent, obtained soft loan financing in May 2004 to undertake much needed security improvements to the Property, reduce payables and fund operating deficits. In return for its consent, the Fund received a put option that allows the Fund to transfer its interest in the Local Limited Partnership for a nominal price to the Local General Partner at any time subsequent to the end of the Property's Compliance Period on December 31, 2009. Working capital and debt service levels remain below acceptable levels at December 31, 2007. As a result of a rise in the rate of crime in the immediate area, occupancy remained below an acceptable level, 67%, at December 31, 2007. In response, a neighborhood watch program was implemented and many of the residents' concerns regarding safety have been addressed. A new site manager was brought in May 2007, implementing programs to involve residents, as well as the community at large.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2008 and 2007.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------------

None.

Item 8A.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2008, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an assessment of the effectiveness of our internal control over financial reporting. This assessment was based upon the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Fund's internal control over financial reporting involves a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes the controls themselves, as well as monitoring of the controls and internal auditing practices and actions to correct deficiencies identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of the Fund's internal control over financial reporting as of March 31, 2008. Based on this assessment, management concluded that, as of March 31, 2008, the Fund's internal control over financial reporting was effective.

Item 8B.  Other Information

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

     Name                                           Position

Greg Judge                                       Executive Vice President
Michael H. Gladstone                             Principal, Member

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

Greg Judge, age 43, Executive Vice President, Head of the Affordable Housing Group of MMA Financial since February 2008. As head of the Company's Affordable Housing Group, Mr. Judge is responsible for both the affordable tax exempt and taxable lending and equity businesses. Prior to his appointment as EVP, Mr. Judge was responsible for tax credit equity investments and underwriting of equity and debt investments for the Affordable Housing Group. Mr. Judge joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1989 as an asset manager. Mr. Judge is a frequent speaker on affordable housing and tax credit industry issues. Mr. Judge is a graduate of Colorado College (BA) and Boston University (MBA).

Michael H. Gladstone, age 51, Senior Vice President. Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial. He joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University and Cornell University on affordable housing matters and is a member of the Cornell Real Estate Council and the Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2008, the following is the only entity known to the Fund to be the beneficial owner of more than 5% of the Units outstanding:

 Title of       Name and Address of                       Amount
 Class          Beneficial Owner                        Beneficially       Percent of Class
                                                           Owned
--------       ------------------                      -------------       ----------------
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

Item 12.  Certain Relationships and Related Transactions

The Fund was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid during the years ended March 31, 2008 and 2007 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions." Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the Fees paid and expense reimbursements made in the two years ended March 31, 2008 is presented as follows:

Organizational Fees and Expenses and Selling Expenses

In accordance with the Partnership Agreement, the Fund is required to pay certain fees to and reimburse expenses of the Managing General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. Commissions, fees and accountable expenses related to the sale of the Units totaling $6,304,898 were charged directly to Limited Partners' equity. In connection therewith, $4,329,050 of selling expenses and $1,975,848 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the Managing General Partner. In addition, the Fund has paid $50,000 in organization costs to an affiliate of the Managing General Partner. This cost has been included in the balance sheet. Total organization and offering expenses, exclusive of selling commissions and underwriting advisory fees, did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses were paid during the two years ended March 31, 2008.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Fund was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 6% of the Gross Proceeds. Acquisition expenses, which include legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses, totaled 1.5% of the Gross Proceeds. Acquisition fees totaling $3,055,800 for the closing of the Fund's Local Limited Partnership investments were paid to an affiliate of the Managing General Partner. Of this amount, approximately $2,567,000 is included as capital contributions to Local Limited Partnerships. Acquisition expenses totaling $763,950 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2008.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives 0.5% (annually adjusted by the CPI factor) of Gross Proceeds as the annual Asset Management Fee. Fees earned in each of the two years ended March 31, 2008 and 2007 are as follows:

                                                                                   2008               2007
                                                                             --------------        ----------

Asset management fees                                                        $    365,994        $  358,558






Salaries and Benefits Expense Reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable in each of the two years ended March 31, 2008 and 2007 are as follows:

                                                                                   2008               2007
                                                                             --------------        ----------

Salaries and benefits expense reimbursements                                 $    142,286        $ 121,523

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Fund, Arch Street VIII, Inc. and Arch Street VII L.P., receive 1% of cash distributions paid to partners. The Fund has not paid any cash distributions to General Partners during the two years ended March 31, 2008.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA and its affiliates during the years ended March 31, 2008 and 2007 is presented in Note 4 to the Financial Statements.

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

Item 14.   Principal Accountant Fees and Services

The Fund paid or accrued fees for services rendered by the principal accountants for the two years ended March 31, 2008 as follows:

                                                                                   2008               2007
                                                                             --------------        ---------

Audit fees                                                                   $   77,646            $ 59,690
Tax fees                                                                     $    2,500            $  2,400

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2008.

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

      BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

      By:  Arch Street VIII, Inc.
           its Managing General Partner


      By:  /s/Greg Judge                             Date:       June 30, 2008
           ----------------------------------                   -------------
           Greg Judge
           President
           Arch Street VIII, Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Fund and in the capacities and on the dates indicated:

      By:  /s/Greg Judge                             Date:       June 30, 2008
           ----------------------------------                    -------------
           Greg Judge
           President
           Arch Street VIII, Inc.


     By:   /s/Michael H. Gladstone                     Date:    June 30, 2008
           --------------------------------                    -------------
           Michael H. Gladstone
           Vice President
           Arch Street VIII, Inc.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

         ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2008
                                      INDEX


                                                                               Page No.


Report of Independent Registered Public Accounting Firm
   for the years ended March 31, 2008                                            F-2

Report of Independent Registered Public Accounting Firm
   for the years ended March 31, 2007                                            F-3

Financial Statements

   Balance Sheet - March 31, 2008                                                F-4

   Statements of Operations - For the years ended
     March 31, 2008 and 2007                                                     F-5

   Statements of Changes in Partners' Equity -
     For the years ended March 31, 2008 and 2007                                 F-6

   Statements of Cash Flows - For the years ended
     March 31, 2008 and 2007                                                     F-7

   Notes to the Financial Statements                                             F-8


  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners of
Boston Financial Tax Credit Fund VII, A Limited Partnership

         We have audited the accompanying balance sheet of Boston Financial Tax Credit Fund VII, A Limited Partnership as of March 31, 2008, and the related statements of operations, changes in partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund VII, A Limited Partnership as of March 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Group, P.C.

Bethesda, Maryland
June 30, 2008

          Report of Independent Registered Public Accounting Firm


To the Partners of Boston Financial Tax Credit Fund VII, A Limited Partnership


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund VII, A Limited Partnership ("the Partnership") at March 31, 2007, and the results of its operations and its cash flows for the year ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers, LLP


Boston, Massachusetts
June 22, 2007

                 BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP




                                  BALANCE SHEET
                                 MARCH 31, 2008



         Assets

Cash and cash equivalents                                                                         $       613,617
Restricted cash (Note 3)                                                                                  278,198
Investments in Local Limited Partnerships (Note 3)                                                      2,042,039
Other assets                                                                                                  756
                                                                                                  ---------------
   Total Assets                                                                                   $     2,934,610
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliates (Notes 3 and 4)                                                                 $       473,091
Accrued expenses                                                                                           55,871
Other liabilities                                                                                          45,198
                                                                                                  ---------------
   Total Liabilities                                                                                      574,160


General, Initial and Investor Limited Partners' Equity                                                  2,360,450
                                                                                                  ---------------
   Total Liabilities and Partners' Equity                                                         $     2,934,610
                                                                                                  ===============


    The accompanying notes are an integral part of these financial statements.

                BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                    For the Years Ended March 31, 2008 and 2007



                                                                                 2008                     2007
                                                                           ----------------         ----------
        Revenue:
   Investment                                                              $         35,916        $         34,498
   Other                                                                             23,424                  30,000
                                                                           ----------------        ----------------
     Total Revenue                                                                   59,340                  64,498
                                                                           ----------------        ----------------

Expense:
   Asset management fees, affiliate (Note 4)                                        365,994                 358,558
   Provision for valuation allowance on advances to Local
     Limited Partnerships, net of recovery                                                -                 829,243
   Impairment on investments in Local
     Limited Partnerships (Note 3)                                                  595,488                       -
   General and administrative (includes reimbursements
     to an affiliate in the amount of $142,286 and
     $121,523 in 2008 and 2007, respectively) (Note 4)                              298,793                 345,079
   Amortization                                                                      14,543                  16,799
                                                                                   --------                 -------
     Total Expense                                                                1,274,818               1,549,679
                                                                           ----------------        ----------------

Loss before equity in losses of Local Limited Partnerships                       (1,215,478)             (1,485,181)

Equity in losses of Local Limited Partnerships (Note 3)                            (339,007)               (847,827)

Gain on sale of investments in Local Limited Partnerships                                 -               1,220,353
                                                                           ----------------        ----------------

Net Loss                                                                   $     (1,554,485)       $     (1,112,655)
                                                                           ================        ================

Net Loss allocated:
   General Partners                                                        $        (15,545)       $        433,194
   Limited Partners                                                              (1,538,940)             (1,545,849)
                                                                           ----------------        ----------------
                                                                           $     (1,554,485)       $     (1,112,655)
                                                                           ================        ================
Net Loss per Limited Partner Unit
   (50,930 Units)                                                          $         (30.22)       $         (30.35)
                                                                           ================        ================

    The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                        STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                     For the Years Ended March 31, 2008 and 2007



                                                                Initial             Investor           Net
                                             General            Limited             Limited         Unrealized
                                             Partners           Partners            Partners          Losses            Total

Balance at March 31, 2006                  $ (394,045)          $ 5,000           $ 5,416,635         $ (1,381)        $ 5,026,209
                                          -------------   -  -------------       -------------  ---------------    -- ------------

Comprehensive Income (Loss):
  Change in net unrealized
   losses on investment securities
    available for sale                               -                 -                     -            1,381              1,381
  Net Income (Loss)                             433,194                -            (1,545,849)               -         (1,112,655)
                                           -------------      --------------     -------------      -------------    --------------
Comprehensive Income (Loss)                     433,194                 -           (1,545,849)            1,381        (1,111,274)
                                           -------------      --------------      --------------   --------------    --------------

Balance at March 31, 2007                         39,149             5,000            3,870,786               -           3,914,935
                                            -------------     --------------      --------------    -------------    --------------

Net Loss                                        (15,545)                 -           (1,538,940)              -         (1,554,485)
                                           -------------     --------------     -   -------------   -------------    --------------

Balance at March 31, 2008                       $ 23,604            $ 5,000         $  2,331,846     $        -         $ 2,360,450
                                            ============       ==============     ==============   ===============   ==============

    The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2008 and 2007



                                                                                 2008                     2007
                                                                           ----------------            ----------
Cash flows from operating activities:
   Net Loss                                                                $     (1,554,485)       $     (1,112,655)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                                 339,007                 847,827
     Gain on sale of investments in Local Limited Partnerships                            -              (1,220,353)
     Provision for valuation allowance on advances to Local
       Limited Partnerships, net of recovery                                              -                 977,144
     Impairment on investments in Local
       Limited Partnerships                                                         595,488                       -
     Amortization                                                                    14,543                  16,799
     Cash distributions included in net loss                                         (8,424)                      -
     Other non-cash item                                                                  -                  (2,378)
     Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
       Due from affiliates                                                           58,920                 (58,920)
       Accounts receivable                                                          147,901                (147,901)
       Other assets                                                                    (756)                  1,384
       Due to affiliates                                                            249,104                (115,823)
       Accrued expenses                                                               6,025                 (11,329)
       Other liabilities                                                              4,241                  40,957
                                                                           ----------------        ----------------
Net cash used for operating activities                                             (148,436)               (785,248)
                                                                           ----------------        ----------------

Cash flows from investing activities:
   Proceeds from maturities of investment securities                                      -                 303,168
   Advances to Local Limited Partnerships                                                 -              (1,228,154)
   Reimbursement of advances to Local Limited Partnerships                                -                 251,010
   Cash distributions received from Local
     Limited Partnerships                                                           204,724                 241,593
   Proceeds from sale of investments in Local Limited Partnerships                        -               1,228,154
                                                                           ----------------        ----------------
Net cash provided by investing activities                                           204,724                 795,771
                                                                           ----------------        ----------------

Net increase in cash and cash equivalents                                            56,288                  10,523

Cash and cash equivalents, beginning                                                557,329                 546,806
                                                                           ----------------        ----------------

Cash and cash equivalents, ending                                          $        613,617        $        557,329
                                                                           ================        ================

Non cash investing activity:
   Reimbursement of advances to Local Limited Partnerships                 $              -        $        147,901
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

Under the terms of the Partnership Agreement, the Fund originally designated 5% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time as it deems appropriate. At March 31, 2008, the Managing General Partner has designated $613,617 as such Reserves.

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

Investment Securities

The Fund's investments in securities were classified as "Available for Sale" securities and reported at fair value as reported by the brokerage firm at which the securities were held. All investment securities had fixed maturities. Realized gains or losses from sales of securities were based on the specific identification method. Unrealized gains and losses were excluded from earnings and reported as a separate component of partners' equity.

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

2.       Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($2,042,039 at March 31, 2008). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

The Managing General Partner has decided to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2007 and 2006 and for the years then ended.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund's tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. As required, the Fund adopted FIN 48 effective April 1, 2007 and concluded that the effect is not material to its financial statements. Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

Effect of New Accounting Principles

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position ("FSP") 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. The Fund will adopt SFAS No. 157 effective April 1, 2008. The adoption of this standard is not expected to have a material impact on the Fund's financial position, operations or cash flow.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Fund will adopt SFAS No. 159 effective April 1, 2008. The adoption of this standard is not expected to have a material impact on the Fund's financial position, operations or cash flow.

               BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

3.   Investments in Local Limited Partnerships

The Fund currently owns limited partnership interests in sixteen Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood Apartments which is 19.8%, Eden Park which is 67%, Fountain Lakes which is 90%, and Twin Oaks Meadow which is 95.89%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund's interests in the Local Limited Partnership's at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to a third parties, or upon dissolution of the Local Limited Partnership's, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March
31, 2008:

Capital contributions and advances paid to Local Limited Partnerships and
purchase price paid to withdrawing partners of Local Limited Partnerships                           $    30,987,652

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $7,780,165)                                                                   (22,768,936)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,429,023)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              5,789,693

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                          1,081,467

   Cumulative amortization of acquisition fees and expenses                                                (341,334)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      6,529,826

Valuation allowance on investments in Local Limited Partnerships                                         (4,487,787)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     2,042,039
                                                                                                    ===============

The Fund has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

Summarized combined financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2007 and 2006 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

3. Investments in Local Limited Partnerships (continued)

Summarized Balance Sheets - as of December 31,

                                                                                   2007                  2006
                                                                             ----------------        ----------

Assets:
   Investment property, net                                                  $     48,276,805    $     58,610,304
   Other assets                                                                     4,447,515           5,555,024
                                                                             ----------------    ----------------
     Total Assets                                                            $     52,724,320    $     64,165,328
                                                                             ================    ================

Liabilities and Partners' Equity (Deficiency):
   Mortgage notes payable                                                    $     45,577,718    $     53,998,792
   Other liabilities                                                                8,102,952          12,960,102
                                                                             ----------------    ----------------
     Total Liabilities                                                             53,680,670          66,958,894
                                                                             ----------------    ----------------

Fund's deficiency                                                                  (2,568,179)         (6,730,549)
Other partners' equity                                                              1,611,829           3,936,983
                                                                             ----------------    ----------------
   Total Partners' Deficiency:                                                       (956,350)         (2,793,566)
                                                                             ----------------    ----------------
   Total Liabilities and Partners' Equity                                    $     52,724,320    $     64,165,328
                                                                             ================    ================

Summarized Statements of Operations  -
for the years ended December 31,

                                                                                   2007                  2006
                                                                             ----------------       ------------

Rental and other income                                                      $     12,983,714    $     13,745,552
                                                                             ----------------    ----------------

Expenses:
   Operating                                                                       11,351,598           9,404,589
   Interest                                                                         3,404,603           3,635,926
   Depreciation and amortization                                                    3,388,965           3,590,470
                                                                             ----------------    ----------------
     Total Expenses                                                                18,145,166          16,630,985
                                                                             ----------------    ----------------

Net Loss                                                                     $     (5,161,452)   $     (2,885,433)
                                                                             ================    ================

Fund's share of net loss                                                     $     (4,681,934)   $     (2,561,890)
                                                                             ================    ================
Other partners' share of net loss                                            $       (479,518)   $       (323,543)
                                                                             ================    ================


For the years ended March 31, 2008 and 2007, the Fund has not recognized $4,342,927 and $1,714,063, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.

The Fund's deficiency as reflected by the Local Limited Partnerships of ($2,568,179) differs from the Fund's investments in Local Limited Partnerships before adjustments of $5,789,693 primarily due to: (i) cumulative unrecognized losses as described above; (ii) syndication costs charged to equity by the Local Limited Partnerships that are not reflected in the Fund's investments in Local Limited Partnerships; (iii) advances to Local Limited Partnerships that the Fund included in investments in Local Limited Partnerships; (iv) cash distributions made by Local Limited Partnerships during the quarter ended March 31, 2008 not reflected in the December 31, 2007 balance sheets of the Local Limited Partnerships; and (v) differences in the accounting treatment of miscellaneous items.

The Fund's interests in two of its investments in Local Limited Partnerships were sold during the year ended March 31, 2008. The Fund did not receive any sale proceeds due to the Local Limited Partnerships outstanding debts exceeding the sale proceeds of the Local Limited Partnerships. However, the Fund did receive $147,901 for one Local Limited Partnership which was used to repay prior advances to the Local Limited Partnership.

                 BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

3. Investments in Local Limited Partnerships (continued)

The Fund has set aside in an escrow account future capital contributions related to its investment in one Local Limited Partnership. Interest earned on this deposit is payable to the Local General Partner. As of March 31, 2008, the Fund's escrow balance is $278,198. As of March 31, 2008, $133,417 of interest due to the Local General Partner is included in due to affiliates.

4.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of 0.50% (annually adjusted by the CPI factor) of Gross Proceeds as the annual Asset Management Fee for administering the affairs of the Fund. Asset Management Fees of $365,994 and $358,558 have been expensed in the years ended March 31, 2008 and 2007, respectively. During the years ended March 31, 2008 and 2007, $245,000 and $353,444 respectively, were paid out of available cash flow for Asset Management Fees. Included in due to affiliates at March 31, 2008 is $211,564 of Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2008 and 2007 is $142,286 and $121,523, respectively that the Fund has incurred for these expenses. During the year ended March 31, 2008 and 2007, salaries and benefits of $70,485 and $121,523, respectively, were paid to the affiliate of the Managing General Partner. As of March 31, 2008, $71,801 of these reimbursements remains unpaid.

An affiliate of the General Partner is reimbursed for the actual cost of the Fund's operating expenses. As of March 31, 2008, $56,309 is reimbursable to the affiliate.

As of March 31, 2008, two of the Local Limited Partnerships in which the Fund is invested have loans due to an affiliate of the General Partner which are included in the Summarized Balance Sheet of the Local Limited Partnerships in
Note 3 of the financial statements. These loans, totaling $1,679,000 have interest rates ranging from 5.26% to 7.38% and maturity dates from 2013 to 2024.

5.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2008 and 2007 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2007 and 2006:

                                                                                    2008                    2007
                                                                               --------------          -------------

Net Loss per financial statements                                               $  (1,554,485)        $ (1,112,655)

Equity in losses of Local Limited Partnerships for financial reporting
   purposes in excess of equity in losses for tax purposes                          2,829,003            1,055,507

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                (4,342,927)          (1,714,063)

Adjustment to reflect March 31 fiscal year end to
   December 31 taxable year end                                                        (8,624)             (20,302)

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                   (24,783)             (26,874)

Provision for valuation allowance on advances to Local Limited
   Partnerships, net of recovery, not deductible for tax purposes                           -              829,243


          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


5. Federal Income Taxes (continued)

                                                                                     2008                   2007
                                                                               --------------         ------------
Impairment on investments in Local Limited
   Partnerships not deductible for tax purposes                                      595,488                     -

Gain on sale of investments in Local Limited Partnership for financial
   reporting purposes in excess of gain for tax purposes                                   -                 7,288

Gain on write-off of investments in Local Limited Partnerships for tax
   purposes                                                                        (1,269,913)                   -

Cash distributions included in net loss for financial reporting purposes               (8,424)                   -
                                                                                  -------------        -------------

Net Loss per tax return                                                         $  (3,784,665)      $     (981,856)
                                                                                 ==============       ==============

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2008 and December 31, 2007, respectively are as follows:

                                                                Financial
                                                                Reporting            Tax
                                                                Purposes          Purposes           Differences

Investments in Local Limited Partnerships                   $    2,042,039     $   (2,042,026)     $    4,084,065
                                                            ==============     ==============      ==============
Other assets                                                $      892,571     $    7,440,216      $   (6,547,645)
                                                            ==============     ==============      ==============
Liabilities                                                 $      574,160     $      640,895      $      (66,735)
                                                            ==============     ==============      ==============

The differences in assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $7,062,000 more than for financial reporting purposes, including approximately $7,780,000 of losses the Fund has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceed its total investments;
(ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $178,000; (iii) approximately $58,000 of cash distributions received from Local Limited Partnerships were received during the three months ended March 31, 2008; (iv) the Fund has recorded an impairment allowance on its investments in Local Limited Partnerships for approximately $4,488,000 that is not recorded for tax purposes; and (v) organizational and offering costs of approximately $6,305,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

6.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represents more than 20% of the Fund's total assets or equity as of March 31, 2008 or 2007 or net losses for the years ended either March 31, 2008 or 2007. The following financial information represents the performance of these Local Limited Partnerships for the years ended December 31, 2007 and 2006:

Citrus Glen                                                                        2007                      2006
-----------                                                                   ---------------           -----------

Total Assets                                                                  $     5,469,778           $   5,876,778
Total Liabilities                                                             $     5,964,257           $   5,987,452
Revenue                                                                       $     1,489,070           $   1,520,774
Net Loss                                                                      $      (226,055)          $    (208,589)

Fairhaven Manor

Total Assets                                                                  $     1,558,026           $   1,630,971
Total Liabilities                                                             $       812,929           $     840,383
Revenue                                                                       $       343,609           $     341,424
Net Loss                                                                      $       (45,371)          $      (9,173)

7.   Subsequent Event

On May 29, 2008, the Fund sold its interest in Palo Verde II resulting in net proceeds to the Fund of $1,437,970.