Form 10-Q
period 2008-06-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2008-08-14
CIK 892342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2008
                                       -------------------------- -----

                                                         OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from          to
                               -----------------------------------------------


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
                                                  ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes _X_ No___ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___                      Accelerated Filer  ___
 Non-accelerated filer   ___ (Do not check if a   Smaller reporting company _X_
                      smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
                                                             .
                                  Yes____ No _X_.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
                                                                                      --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - June 30, 2008                                         1

          Statements of Operations (Unaudited) -
               For the Three Months Ended June 30, 2008 and 2007                            2

          Statement of Changes in Partners' Equity
               (Unaudited) - For the Three Months Ended June 30, 2008                       3

          Statements of Cash Flows (Unaudited) -
               For the Three Months Ended June 30, 2008 and 2007                            4

          Notes to the Financial Statements (Unaudited)                                     5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                       14

Item 4.   Controls and Procedures                                                          14

PART II - OTHER INFORMATION

Items 1-6                                                                                  15

SIGNATURE                                                                                  16

CERTIFICATIONS                                                                             17

                      BOSTON FINANCIAL TAX CREDIT FUND VII,
                                A LIMITED PARTNERSHIP

                                  BALANCE SHEET
                                  June 30, 2008
                                   (Unaudited)




Assets

Cash and cash equivalents                                                                         $     1,959,793
Restricted cash                                                                                           280,164
Investments in Local Limited Partnerships (Note 1)                                                      1,722,439
Other Assets                                                                                                  561
                                                                                                  ---------------
     Total Assets                                                                                 $     3,962,957
                                                                                                  ===============

Liabilities and Partners' Equity

Due to affiliates                                                                                 $       530,284
Accrued expenses                                                                                           70,194
                                                                                                  ---------------
     Total Liabilities                                                                                    600,478
                                                                                                  ---------------

General, Initial and Investor Limited Partners' Equity                                                  3,362,479
                                                                                                  ---------------
     Total Liabilities and Partners' Equity                                                       $     3,962,957
                                                                                                  ===============


   The accompanying notes are an integral part of these financial statements.


                      BOSTON FINANCIAL TAX CREDIT FUND VII,
                                A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2008 and 2007
                                   (Unaudited)



                                                                                 2008                     2007
                                                                           ----------------         ---------------
Revenue:
   Investment                                                              $          5,464        $            883
                                                                           ----------------        ----------------
     Total Revenue                                                                    5,464                     883
                                                                           ----------------        ----------------

Expense:
   Asset management fees, affiliate                                                  94,284                  90,570
   Provision for valuation allowance on advances to
     Local Limited Partnerships                                                      48,404                       -
   General and administrative (includes reimbursements to
     an affiliate in the amount of  $30,995 and  $37,581
     in 2008 and 2007, respectively)                                                 64,142                  72,604
   Amortization                                                                       3,711                   4,108
                                                                           ----------------        ----------------
     Total Expense                                                                  210,541                 167,282
                                                                           ----------------        ----------------

Loss before equity in losses of Local Limited Partnerships                         (205,077)               (166,399)

Equity in losses of Local Limited Partnerships (Note 1)                            (103,719)               (163,186)

Gain on disposal of investments in Local Limited Partnerships                     1,310,825                       -
                                                                           ----------------        ----------------

Net Income (Loss)                                                          $      1,002,029        $       (329,585)
                                                                           ================        ================

Net Income (Loss) allocated:
   General Partners                                                        $         10,020        $         (3,296)
   Limited Partners                                                                 992,009                (326,289)
                                                                           ----------------        ----------------
                                                                           $      1,002,029        $       (329,585)
                                                                           ================        ================
Net Income (Loss) per Limited Partner Unit
   (50,930 Units)                                                          $          19.48        $          (6.41)
                                                                           ================        ================


    The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL TAX CREDIT FUND VII,
                       A LIMITED PARTNERSHIP

                STATEMENT OF CHANGES IN PARTNERS' EQUITY
              For the Three Months Ended June 30, 2008
                          (Unaudited)






                                                               Initial           Investor
                                              General          Limited           Limited
                                              Partners         Partner           Partner             Total

    Balance at March 31, 2008               $    23,604     $     5,000       $    2,331,846     $   2,360,450

    Net Income                                   10,020               -              992,009         1,002,029
                                            -----------     -----------       --------------      ------------

    Balance at June 30, 2008                $    33,624     $     5,000       $    3,323,855     $  3,362,479
                                            ===========     ===========       ==============     ============



    The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL TAX CREDIT FUND VII,
                       A LIMITED PARTNERSHIP

                        STATEMENTS OF CASH FLOWS
               For the Three Months Ended June 30, 2008 and 2007
                            (Unaudited)





                                                                              2008                  2007
                                                                          -------------         -------------

Net cash provided by (used for) operating activities                      $    (128,415)         $     109,986

Net cash provided by investing activities                                     1,474,591                117,806
                                                                          -------------          -------------

Net increase in cash and cash equivalents                                     1,346,176                227,792

Cash and cash equivalents, beginning                                            613,617                557,329
                                                                          -------------          -------------

Cash and cash equivalents, ending                                         $   1,959,793          $     785,121
                                                                          =============          =============

   The accompanying notes are an integral part of these financial statements.



                     BOSTON FINANCIAL TAX CREDIT FUND VII,
                       A LIMITED PARTNERSHIP

                    NOTES TO THE FINANCIAL STATEMENTS
                            (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-KSB for the year ended March 31, 2008. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2008 and 2007.

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

1.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in fifteen Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood Apartments which is 19.8%, Eden Park which is 67%, Fountain Lakes which is 90%, and Twin Oaks Meadow which is 95.89%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at June
30, 2008:

Capital contributions and advances paid to Local Limited Partnerships and
purchase price paid to withdrawing partners of Local Limited Partnerships                           $    29,711,255

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $8,138,689)                                                                   (22,574,708)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,185,438)
                                                                                                    ---------------

Investments in Local Limited Partnerships before adjustments                                              4,951,109

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            998,968

   Cumulative amortization of acquisition fees and expenses                                                (310,447)
                                                                                                    ---------------

Investments in Local Limited Partnerships before valuation allowance                                      5,639,630

Valuation allowance on investments in Local Limited Partnerships                                         (3,917,191)
                                                                                                    ---------------

Investments in Local Limited Partnerships                                                           $     1,722,439
                                                                                                    ===============


                   BOSTON FINANCIAL TAX CREDIT FUND VII,
                       A LIMITED PARTNERSHIP

                 NOTES TO THE FINANCIAL STATEMENTS (continued)
                           (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Fund's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2008 is $462,243. For the three months ended June 30, 2008, the Fund has not recognized $358,524 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

The Fund's interest in one of its investments in Local Limited Partnerships was sold during the three months ended June 30, 2008, resulting in sale proceeds of $1,508,167.

For the three months ended June 30, 2008, the Fund advanced $48,404 to one Local Limited Partnership, all of which are reserved.

The Fund has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

2.   New Accounting Principle

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. The Fund adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis effective April 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Fund's Financial Statements. The Fund does not expect the adoption of the remaining provisions of SFAS No. 157 to have a material effect on the Fund's financial position, operations or cash flow. This standard requires that a Fund measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

     Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date.

     Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

     Level 3 - Unobservable inputs reflect the Fund's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Fund develops these inputs based on the best information available, including the Fund's own data.

Financial assets accounted for at fair value on a recurring basis at June 30, 2008 include cash equivalents of $1,959,793 and restricted cash of $276,789.

                  BOSTON FINANCIAL TAX CREDIT FUND VII,
                        A LIMITED PARTNERSHIP

                 NOTES TO THE FINANCIAL STATEMENTS (continued)
                           (Unaudited)



3.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of June 30, 2008 or 2007 or net losses for the three months ended either June 30, 2008 or 2007. The following financial information represents the performance of these Local Limited Partnerships for the three months ended March 31, 2008 and 2007:

Fairhaven Manor                                                                    2008                     2007
---------------                                                               ---------------           --------------

Revenue                                                                           $ 85,900                 $ 85,356
Net Income (Loss)                                                                 $  5,800                 $ (2,293)




                BOSTON FINANCIAL TAX CREDIT FUND VII,
                     A LIMITED PARTNERSHIP

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words like "anticipate," "estimate," "intend," "project," "plan," "expect," "believe," "could" and similar expressions are intended to identify such forward-looking statements. The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions. Although the Fund believes the forward-looking statements are based on reasonable assumptions, the Fund can give no assurance that its expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($1,722,439 at June 30, 2008). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

                  BOSTON FINANCIAL TAX CREDIT FUND VII,
                       A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At June 30, 2008, the Fund had cash and cash equivalents of $1,959,793 as compared with $613,617 at March 31, 2008. This increase is primarily attributable to cash distributions received from Local Limited Partnerships in excess of cash used for operating activities, and proceeds received from the sale of the Fund's interest in one Local Limited Partnership.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2008, approximately $896,000 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $125,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2008, the Fund has advanced approximately $1,525,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2008, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash Distributions

No cash distributions were made to Limited Partners during the three months ended June 30, 2008.

Results of Operations

The Fund's results of operations for the three months ended June 30, 2008 resulted in a net income of $1,002,029 as compared to a net loss of $329,585 for the same period in 2007. The decrease in net loss is primarily attributable to an increase in gain on sale of investments, decrease in equity in losses, a decrease in general and administrative expenses,and an increase in investment income, offset by an increase in provision for valuation allowance on advances to Local Limited Partnerships. The increase in gain on sale of investments in Local Limited Partnerships is due to the sale of one Local Limited Partnership made during the current year. The increase in provision for valuation allowance on advances to Local Limited Partnerships is the result of reserve for advances made to one Local Limited Partnership in the current year.Equity in losses decreased primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero. General and administrative expenses decreased due to decreased legal expenses associated with litigation from prior quarters. Investment income increased due to an increase in returns on investments.

                 BOSTON FINANCIAL TAX CREDIT FUND VII,
                      A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update

The Fund is a Massachusetts limited partnership organized to invest in Local Limited Partnerships which own and operate apartment complexes that are eligible for low income housing tax credits which may be applied against the federal income tax liability of an investor. The Fund's objectives are to: (i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; (ii) provide limited cash distributions from the operations of apartment complexes and; (iii) preserve and protect the Fund's capital. Arch Street VIII, Inc., a Massachusetts corporation, is the Managing General Partner of the Fund. Arch Street VII Limited Partnership, a Massachusetts limited partnership, whose general partner consists of Arch Street, Inc., is also a General Partner. Both the Managing General Partner and Arch Street VII, L.P. are affiliates of MMA. The fiscal year of the Fund ends on March 31.

As of June 30, 2008, the Fund's investment portfolio consists of limited partnership interests in fifteen Local Limited Partnerships, each of which owns and operates a multi-family apartment complex and each of which has generated Tax Credits. Since inception, the Fund has generated Tax Credits of approximately $1,485 per Limited Partner Unit. In the aggregate, actual and estimated Tax Credits enabled the Fund to meet the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in the recapture of a portion of the property's Tax Credits. The Compliance period for six of the fifteen Properties in which the Fund has an interest, expired on December 31, 2007, while the remaining nine will expire between December 31, 2008 and December 31, 2009. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in five Local Limited Partnerships. One of the Local Limited Partnerships in which the Fund had an interest was disposed of during the three months ended June 30, 2008.

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

A majority of the Properties in which the Fund has an interest have stabilized operations and operate above breakeven at March 31, 2008. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Fund's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, the Managing General Partner anticipated the Fund's interest in the Local Limited Partnership that owns Spring Wood Apartments, located in Tallahassee, Florida, would be terminated upon the sale of the Property in the third quarter of 2008, a transaction that could have resulted in net sales proceeds to the Fund of approximately $400,000, or $7.85 per Unit. In July 2008, the potential buyer withdrew their interest to purchase this Property. The Managing General Partner will continue to explore an exit strategy for the Partnership's interest in the Local Limited Partnership that owns Spring Wood.

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

As previously reported, Los Claveles II, located in Trujillio Alto, Puerto Rico, continued to operate at below breakeven through out the twelve month period ending December 31, 2007 due to a reduction in rental revenues associated with occupancy levels and an increase in utility expenses. As of March 31, 2008, the Property continued to operate at a below breakeven level, due mainly to increases in utility expenses, while working capital levels remained below acceptable levels. The Property continues to be current on its loan obligations. In addition, a site visit conducted by a representative of the Managing General Partner in November 2007 indicated the Property is in acceptable physical shape. The Managing General Partner, concerned about the Property's long-term viability, signed an agreement in December 2002 with the Local General Partner whereby the Fund would pay its remaining capital commitment of $350,000 and release Fund Reserves of approximately $50,000 in exchange for an exit option that would allow the Fund to put its interest to the Local General Partner at any time for $10,000. In addition, the Local General Partner has the right, subsequent to the expiration of the Compliance Period on December 31, 2008, to call the Fund's interest for a price of $10,000. As part of the agreement, the Local General Partner is providing an operating guarantee in the form of a Local General Partner indemnification of any loss or any recapture of Tax Credits through the end of the Compliance Period.

As previously reported, for Des Moines Street Village, located in Des Moines, Iowa, although average occupancy for the three month period ending December 31, 2007, was 75%, and below the Managing General Partner's acceptable benchmark of 85%, significant improvement was made, as occupancy rose to 93% at March 31, 2008. The Property operated at below breakeven throughout the three month period ending March 31, 2008. In June 2008, the Fund advanced $48,404 to the Property in order to pay real estate taxes originally due in September 2007. These past due real estate taxes resulted in the Local General Partner defaulting on the Partnership agreement, as well as in default of the mortgage loan. The Managing General Partner is actively pursuing a replacement of the current Local General Partner. The Property may require additional advances from the Fund in order to alleviate additional real estate tax and first mortgage loan debt service covenant requirements. While the Local General Partner had previously funded deficits and the Property remains current on its debt obligations, the Managing General Partner approved the Local General Partner request to a reduced rate refinancing of the Property's first mortgage in April 2004. As part of this transaction, the Managing General Partner, and the Local General Partner, entered into a put agreement whereby the Fund can transfer its interest in the Local Limited Partnership for a nominal amount, any time after the expiration of the Compliance Period on December 31, 2009.

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

As previously reported, Grand Boulevard Renaissance, located in Chicago, Illinois, continued to experience operating difficulties. The three month period ending December 31, 2007 resulted in an occupancy level of 87%, slightly above the Managing General Partner's acceptable benchmark, while working capital and debt service coverage ratios remained below acceptable levels throughout the twelve month period ending December 31, 2007. Occupancy rose to 90%, while working capital and debt service coverage remained below acceptable levels, as of

                 BOSTON FINANCIAL TAX CREDIT FUND VII,
                       A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Discussions (continued)

March 31, 2008. A representative of the Managing General Partner conducted a physical inspection as part of a December 2007 site visit. Despite improvements since an October 2006 visit, the Property is still assigned an unfavorable rating due to significant deferred maintenance issues. The Managing General Partner's representative also considers property management to be weak and limited in capacity to address the physical needs of the Property. Advances from the Local General Partner and working capital have enabled the Property to remain current on its loan obligations. In response to prior deficits, during 2001 the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage. In addition, in an effort to further reduce the Property's debt service burden, in July 2003 the Local Limited Partnership and the Illinois Housing Development Authority closed on a mortgage restructuring of the second mortgage that reduced monthly debt service payments until June 1, 2005. As part of the transaction, the management agent agreed to subordinate a percentage of its management fee to payment of the second mortgage debt service.

As previously reported, in an effort to reduce the Fund's risk to chronic operating difficulties at Wynmor, located in Brooklyn Park, Minnesota, the Managing General Partner and Local General Partner, on October 1, 2003, entered into an agreement to transfer a portion of the Fund's interest in the Property's future Tax Credits (approximately $11 per Unit) and tax losses to the Local General Partner. In return, the Local General Partner agreed to deposit $500,000 into an escrow to be used to fund current and future operating deficits and to fund as much as an additional $500,000 to cover future operating deficits. The Managing General Partner and Local General Partner also have an agreement that allows for the Managing General Partner to put the Fund's interest to the Local General Partner for $1 any time after October 1, 2003 and that the Local General Partner could call the Fund's interest for fair market value any time after January 2, 2009. Although occupancy improved to 88% at March 31, 2008, the Property continued to operate at below breakeven for the three month period ending March 31, 2008. The Compliance Period for the Property expires on December 31, 2008.

As previously reported, the Local General Partner of Twin Oaks Meadows, located in Lansing, Michigan, with the Fund's consent, obtained soft loan financing in May 2004 to undertake much needed security improvements to the Property, reduce payables and fund operating deficits. In return for its consent, the Fund received a put option that allows the Fund to transfer its interest in the Local Limited Partnership for a nominal price to the Local General Partner at any time subsequent to the end of the Property's Compliance Period on December 31, 2009. Working capital and debt service levels remain below acceptable levels at March 31, 2008. As a result of a rise in the rate of crime in the immediate area, occupancy remained below an acceptable level, 67%, at March 31, 2008. In response, a neighborhood watch program was implemented and many of the residents' concerns regarding safety have been addressed. A new site manager was brought in May 2007, implementing programs to involve residents, as well as the community at large.

                  BOSTON FINANCIAL TAX CREDIT FUND VII,
                       A LIMITED PARTNERSHIP

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non Applicable

                     CONTROLS AND PROCEDURES



Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2008, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund's internal control over financial reporting as of March 31, 2008. Based on this assessment, management concluded that, as of June 30, 2008, the Fund's internal control over financial reporting was effective.

                    BOSTON FINANCIAL TAX CREDIT FUND VII,
                           A LIMITED PARTNERSHIP



PART II       OTHER INFORMATION

Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K

(a) Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2008.

                     BOSTON FINANCIAL TAX CREDIT FUND VII,
                            A LIMITED PARTNERSHIP

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 14, 2008             BOSTON FINANCIAL TAX CREDIT FUND VII,
                                   A LIMITED PARTNERSHIP


                                   By:   Arch Street VII, Inc.,
                                         its Managing General Partner

                                       /sGreg Judge
                                        _______________
                                         Greg Judge
                                         President
                                         Arch Street VIII, Inc.