Form 10-Q
period 2008-09-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2008-11-14
CIK 892342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
                ---------------------------------------------------------

                                       OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from         to
                               ---------------------


                              Commission file number 0-24584

         Boston Financial Tax Credit Fund VII, A Limited Partnership
           (Exact name of registrant as specified in its charter)


         Massachusetts                          04-3166203
--------------------------------------    ---------------------------
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization             Identification No.)


   101 Arch Street, Boston, Massachusetts               02110-1106
---------------------------------------------    ----------------------------
  (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code     (617) 439-3911
                                                  ------------------------

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___                      Accelerated Filer  ___
Non-accelerated filer   ___ (Do not check if a
smaller reporting company)                       Smaller reporting company  X
                                                                         -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
                                 Yes No X .
                                      _____

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - September 30, 2008                                    1

          Statements of Operations (Unaudited) -
               For the Three and Six Months Ended September 30, 2008 and 2007               2

          Statement of Changes in Partners' Equity
               (Unaudited) - For the Six Months Ended September 30, 2008                    3

          Statements of Cash Flows (Unaudited) -
               For the Six Months Ended September 30, 2008 and 2007                         4

          Notes to the Financial Statements (Unaudited)                                     5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                       14

Item 4.   Controls and Procedures                                                          14

PART II - OTHER INFORMATION

Items 1-6                                                                                  15

SIGNATURE                                                                                  16

CERTIFICATIONS                                                                             17

       BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                                  BALANCE SHEET
                               September 30, 2008
                                   (Unaudited)



Assets

Cash and cash equivalents                                                                       $     2,059,593
Restricted cash                                                                                         281,898
Investments in Local Limited Partnerships (Note 1)                                                    1,594,271
Accounts receivable                                                                                     116,097
Other Assets                                                                                                565
                                                                                                ---------------
     Total Assets                                                                               $     4,052,424
                                                                                                ===============

Liabilities and Partners' Equity

Due to affiliates                                                                               $       620,541
Accrued expenses                                                                                         36,706
                                                                                                ---------------
     Total Liabilities                                                                                  657,247
                                                                                                ---------------

General, Initial and Investor Limited Partners' Equity                                                3,395,177
                                                                                                ---------------
     Total Liabilities and Partners' Equity                                                     $     4,052,424
                                                                                                ===============


   The accompanying notes are an integral part of these financial statements.


                BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                  STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2008 and 2007
                                   (Unaudited)



                                                         Three Months Ended                          Six Months Ended
                                                  September 30,         September 30,        September 30,         September 30,
                                                      2008                  2007                 2008                  2007
                                                ----------------      ----------------     ----------------     -----------
Revenue
   Investment                                    $         9,100       $        25,733     $         14,564     $         26,616
   Other                                                  82,765                22,000               82,765               22,000
                                                 ---------------       ---------------     ----------------     ----------------
     Total Revenue                                        91,865                47,733               97,329               48,616
                                                 ---------------       ---------------     ----------------     ----------------

Expenses:
   Asset Management Fees, affiliate                       94,284                90,570              188,568              181,140
   Provision for valuation of advances to
     Local Limited Partnerships                                -                     -               48,404                    -
   General and administrative
     (includes reimbursement to affiliate
     in the amounts of $68,182 and
     $70,485 for the six months ended
     September 30, 2008 and 2007,
     respectively)                                        69,060                84,010              133,202              156,614
   Amortization                                            2,053                 3,938                5,764                8,046
                                                 ---------------       ---------------     ----------------     ----------------
     Total Expenses                                      165,397               178,518              375,938              345,800
                                                 ---------------       ---------------     ----------------     ----------------

Loss before equity in losses of
   Local Limited Partnerships                            (73,532)             (130,785)            (278,609)            (297,184)

Equity in losses of Local Limited
   Partnerships (Note 1)                                 (16,378)              (60,411)            (120,097)            (223,597)

Gain on sale of investment in Local
   Limited Partnership                                   122,608                     -            1,433,433                    -
                                                 ---------------       ---------------     ----------------     ----------------

Net Income (Loss)                                $        32,698       $      (191,196)    $      1,034,727     $       (520,781)
                                                 ===============       ===============     ================     ================

Net Income (Loss) allocated:
   General Partners                              $           327       $        (1,912)    $         10,347     $         (5,208)
   Limited Partners                                       32,371              (189,284)           1,024,380             (515,573)
                                                 ---------------       ---------------     ----------------     ----------------
                                                 $        32,698       $      (191,196)    $      1,034,727     $       (520,781)
                                                 ===============       ===============     ================     ================

Net Income (Loss) Per Limited Partner
   Unit (50,930) Units                           $          0.64       $         (3.71)    $          20.11     $         (10.12)
                                                 ===============       ===============     ================     ================


    The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                     STATEMENT OF CHANGES IN PARTNERS' EQUITY
                   For the Six Months Ended September 30, 2008
                                   (Unaudited)






                                                               Initial           Investor
                                              General          Limited            Limited
                                             Partners         Partners           Partners            Total

    Balance at March 31, 2008               $    23,604     $      5,000      $    2,331,846     $   2,360,450

    Net Income                                   10,347               -            1,024,380         1,034,727
                                            -----------     -------------       --------------     ------------

    Balance at September 30, 2008           $    33,951     $     5,000       $    3,356,226     $   3,395,177
                                            ===========     =============       ==============     ============




    The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                               STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2008 and 2007
                                   (Unaudited)






                                                                              2008                  2007
                                                                          -------------         -------------

Net cash provided by (used for) operating activities                      $    (343,725)        $     115,804

Net cash provided by investing activities                                     1,789,701               187,724
                                                                          -------------         -------------

Net increase in cash and cash equivalents                                     1,445,976               303,528

Cash and cash equivalents, beginning                                            613,617               557,329
                                                                          -------------         -------------

Cash and cash equivalents, ending                                         $   2,059,593         $     860,857
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

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2008 and 2007.

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

The following is a summary of investments in Local Limited Partnerships at September 30, 2008:

Capital contributions and advances paid to Local Limited Partnerships and purchase
   price paid to withdrawing partners of Local Limited Partnerships                                 $    29,711,255

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative
   unrecognized losses of $8,367,806)                                                                   (22,508,322)

Cumulative cash distributions received from Local Limited Partnerships                                   (2,377,939)
                                                                                                    ----------------

Investments in Local Limited Partnerships before adjustments                                              4,824,994

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                                            998,968

   Cumulative amortization of acquisition fees and expenses                                                (312,500)
                                                                                                    ----------------

Investments in Local Limited Partnerships before valuation allowance                                      5,511,462

Valuation allowance on investments in Local Limited Partnerships                                         (3,917,191)
                                                                                                    ----------------

Investments in Local Limited Partnerships                                                           $     1,594,271
                                                                                                    ================


              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Fund's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2008 is $624,973. For the six months ended September 30, 2008, the Fund has not recognized $504,876 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

The Fund's interest in one of its investments in Local Limited Partnerships was sold during the six months ended September 30, 2008, resulting in sale proceeds of $1,630,776.

For the six months ended September 30, 2008, the Fund advanced $48,404 to one Local Limited Partnership, all of which is reserved.

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

Financial assets accounted for at fair value on a recurring basis at September 30,2008 include cash equivalents of $2,059,593 and restricted cash of $278,524.

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                   (Unaudited)



3.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of September 30, 2008 or 2007 or net losses for the three months ended either September 30, 2008 or 2007. The following financial information represents the performance of these Local Limited Partnerships for the three months ended June 30, 2008 and 2007:

Fairhaven Manor                                                                    2008                     2007
---------------                                                               ---------------           -------------

Revenue                                                                       $        90,188           $      83,745
Net Income (Loss)                                                             $         3,972           $         (61)

Citrus Glen

Revenue                                                                       $       358,961           $     374,635
Net Income (Loss)                                                             $        18,890           $     (42,023)

Woods Lane

Revenue                                                                       $       168,677           $     170,174
Net Loss                                                                      $       (43,115)          $     (24,249)

Andrew's Pointe

Revenue                                                                       $       165,683           $     154,238
Net Loss                                                                      $       (16,044)          $      (7,897)

Sunrise Terrace

Revenue                                                                       $        96,764           $      93,877
Net Income (Loss)                                                             $         7,501           $     (10,511)


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

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($1,594,271 at September 30, 2008). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

               BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At September 30, 2008, the Fund had cash and cash equivalents of $2,059,593 as compared with $613,617 at March 31, 2008. This increase is primarily attributable to cash distributions received from Local Limited Partnerships in excess of cash used for operating activities and proceeds received from the sale of the Fund's interest in one Local Limited Partnership.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2008, approximately $896,000 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $125,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2008, the Fund has advanced approximately $1,525,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2008, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash Distributions

No cash distributions were made to Limited Partners during the six months ended September 30, 2008.

Results of Operations

Three Month Period

The Fund's results of operations for the three months ended September 30, 2008 resulted in a net income of $32,698 as compared to a net loss of $191,196 for the same period in 2007. The decrease in net loss is primarily attributable to an increase in gain on sale of investments, a decrease in equity in losses of Local Limited Partnerships, a decrease in general and administrative expenses, and an increase in other income, offset by a decrease in investment income. The increase in gain on sale of investments in Local Limited partnerships is due to the sale of one Local Limited Partnership made during the current year. Equity in losses decreased primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero. General and administrative expenses decreased due to decreased legal expenses associated with litigation from prior quarters. Other income increased due to an increase in distributions from Local Limited Partnerships with carrying values of zero. Investment income decreased due to a decrease in the average balance of funds held for investment.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Six Month Period

The Fund's results of operations for the six months ended September 30, 2008 resulted in a net income of $1,034,727 compared to a net loss of $520,781 for the same period in 2007. The decrease in net loss is primarily attributable to an increase in gain on sale of investments, a decrease in equity in losses of Local Limited Partnerships, a decrease in general and administrative expenses, and an increase in other income, offset by an increase in provision for valuation allowance on advances to Local Limited Partnerships, and a decrease in investment income. The increase in gain on sale of investments in Local Limited partnerships is due to the sale of one Local Limited Partnership made during the current year. Equity in losses decreased primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero. General and administrative expenses decreased due to decreased legal expenses associated with litigation from prior quarters. Other income increased due to an increase in distributions from Local Limited Partnerships with carrying values of zero. The increase in provision for valuation allowance on advances to Local Limited Partnerships is the result of reserves for advances made to one Local Limited Partnership in the current year. Investment income decreased due to a decrease in the average balance of funds held for investment.

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

As of September 30, 2008, the Fund's investment portfolio consisted of a limited partnership interest in fifteen Local Limited Partnerships which own and operate a multi-family apartment complex that has generated Tax Credits. Since inception, the Partnership generated Tax Credits of approximately $1,485 per Limited Partner Unit.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in the recapture of a portion of the property's Tax Credits. The Compliance period for six of the fifteen Properties which the Fund has an interest, expired on December 31, 2007, while the remaining nine will expire between December 31, 2008 and December 31, 2009. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in five Local Limited Partnerships. One of the Local Limited Partnerships in which the Fund had an interest was disposed of during the six months ended September 30, 2008.

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

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

A majority of the Properties in which the Fund has an interest have stabilized operations and operate above breakeven at June 30, 2008. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Fund's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, although operations at Palo Verde II, located in Henderson, Nevada, remain strong, the former Local General Partner filed for bankruptcy protection and refused to remit to the Fund its priority cash distributions, representing a default under the terms of the Local Limited Partnership Agreement. An affiliate of the Managing General Partner assumed the Local General Partner interest in September 2001. Since the statute of limitations on potential litigation involving one of the former Local General Partners expired in 2005, the Managing General Partner expected a mid-2008 disposal of the Fund's interest, upon the sale of the underlying Property, in this Local Limited Partnership. On May 29, 2008, the Fund's interest was transferred, resulting in net sales proceeds to the Partnership of $1,514,777, or $29.74 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of sales proceeds in Reserves. The Managing General Partner estimates this sale will result in 2008 taxable income projected to be approximately $950,000, or $18.65, per Unit. A final accounting of security deposits and operating cash accounts is expected to result in additional proceeds of approximately $116,000, or $2.28 per Unit and additional taxable income of a corresponding amount.

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

As previously reported, with respect to the Fund, a Settlement Agreement providing an option, subject to various conditions, to purchase the Fund's interests in Affordable/Citrus Glen, Ltd., located in Orlando, FL, was not exercised. The Managing General Partner is currently exploring alternative exit strategies for this Local Limited Partnership interest. As previously reported, with respect to the Fund, a Settlement Agreement providing an option, subject to various conditions, to purchase the Fund's interests in Woods Lane, L.P., located in Rogers, AR, was not exercised. The Managing General Partner is currently exploring alternative exit strategies for this Local Limited Partnership interest. As previously reported, with respect to the Fund, a Settlement Agreement provided an option, subject to various conditions, to purchase the Fund's interest in Fountain Lakes, L.P., located in Benton, was not exercised. The Managing General Partner will explore alternative exit strategies for these Local Limited Partnership interests.

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

As previously reported, although occupancy rose to 93% at March 31, 2008 for Des Moines Street Village, located in Des Moines, Iowa, the Property operated at below breakeven throughout the same period. Although property operations improved significantly during the three month period ending June 30, 2008, and occupancy was 93% at June 30, 2008, the Property operated at below breakeven even during the three month period ending June 30, 2008 due to increases in water and sewer expense. In June 2008, the Fund advanced $48,404 to the Property in order to pay real estate taxes originally due in September 2007. These past due real estate taxes resulted in the Local General Partner defaulting on the Partnership agreement, as well as in default of the mortgage loan. The Managing General Partner is actively pursuing a replacement of the current Local General Partner. The Property may require additional advances from the Fund in order to alleviate additional real estate tax and first mortgage loan debt service covenant requirements. While the Local General Partner had previously funded deficits and the Property remains current on its debt obligations, the Managing General Partner approved the Local General Partner request to a reduced rate refinancing of the Property's first mortgage in April 2004. As part of this transaction, the Managing General Partner, and the Local General Partner, entered into a put agreement whereby the Fund can transfer its interest in the Local Limited Partnership for a nominal amount, any time after the expiration of the Compliance Period on December 31, 2009.

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, Guardian Place, located in Richmond, Virginia, and refinanced its existing debt, on July 29, 2005. In addition to an annual debt service reduction of approximately $49,000, additional loan proceeds were utilized to retire a second mortgage and provide for a distribution of refinancing proceeds of $212,461 to the Fund on August 1, 2005. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of refinancing proceeds in Reserves. As part of this transaction, the Managing General Partner and the Local General Partner entered into an agreement that would allow for a sale at the end of the Compliance Period on December 31, 2009.

As previously reported, occupancy at Grand Boulevard Renaissance, located in Chicago, Illinois rose to 90%, while working capital and debt service coverage remained below acceptable levels at March 31, 2008. As of June 30, 2008 occupancy remained at 90% as the Property continued to operate at below breakeven due to increased maintenance and natural gas heating expenses, while working capital remained below an acceptable level at June 30, 2008. A representative of the Managing General Partner conducted a physical inspection as part of a December 2007 site visit. Despite improvements since an October 2006 visit, the Property was still assigned an unfavorable rating due to significant deferred maintenance issues. A representative of the Managing General Partner will conduct a fall 2008 site visit. The Managing General Partner's representative also considers property management to be weak and limited in capacity to address the physical needs of the Property. Advances from the Local General Partner and working capital have enabled the Property to remain current on its loan obligations. In response to prior deficits, during 2001 the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage. In addition, in an effort to further reduce the Property's debt service burden, in July 2003 the Local Limited Partnership and the Illinois Housing Development Authority closed on a mortgage restructuring of the second mortgage that reduced monthly debt service payments until June 1, 2005. As part of the transaction, the management agent agreed to subordinate a percentage of its management fee to payment of the second mortgage debt service.

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

As previously reported, the Local General Partner of Twin Oaks Meadows, located in Lansing, Michigan, with the Fund's consent, obtained soft loan financing in May 2004 to undertake much needed security improvements to the Property, reduce payables and fund operating deficits. In return for its consent, the Fund received a put option that allows the Fund to transfer its interest in the Local Limited Partnership for a nominal price to the Local General Partner at any time subsequent to the end of the Property's Compliance Period on December 31, 2009. Working capital and debt service levels remain below acceptable levels at June 30, 2008. Although occupancy rose to 75% at June 30, 2008, from 67%, at March 31, 2008, the crime rate in the immediate area continues to impact Twin Oaks' ability to rent units. In response, a neighborhood watch program was implemented and many of the residents' concerns regarding safety have been addressed. A new site manager was brought in May 2007, implementing programs to involve residents, as well as the community at large.

               BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non Applicable

                             CONTROLS AND PROCEDURES



Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of September 30, 2008, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund's internal control over financial reporting as of March 31, 2008. Based on this assessment, management concluded that, as of September 30, 2008, the Fund's internal control over financial reporting was effective.

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

             (b)Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2008.

               BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 14, 2008          BOSTON FINANCIAL TAX CREDIT FUND VII,
                                  A LIMITED PARTNERSHIP


                              By: Arch Street VII, Inc.,
                                  its Managing General Partner

                                  /sGreg Judge
                                  ______________
                                   Greg Judge
                                   President
                                   Arch Street VIII, Inc.