Form 10-Q
period 2008-12-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2009-02-17
CIK 892342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 2008
                              ------------------------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from           to
                               -------        ---------


                   Commission file number 0-24584

  Boston Financial Tax Credit Fund VII, A Limited  Partnership
___________________________________________________________________
          (Exact name of registrant as specified in its charter)


     Massachusetts                              04-3166203
_________________________________             ________________

 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)



  101 Arch Street, Boston, Massachusetts                 02110-1106
--------------------------------------------   -----------------------------
 (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code     (617)439-3911
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

Large accelerated filer ___                        Accelerated Filer  ___
Non-accelerated filer   ___ (Do not check if a
smaller reporting company)                         Smaller reporting company X
                                                                            ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
                            Yes         No  X .
                               ______     ______

            BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                              TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheet (Unaudited) - December 31, 2008                                     1

          Statements of Operations (Unaudited) -
               For the Three and Nine Months Ended December 31, 2008 and 2007               2

          Statement of Changes in Partners' Equity
               (Unaudited) - For the Nine Months Ended December 31, 2008                    3

          Statements of Cash Flows (Unaudited) -
               For the Nine Months Ended December 31, 2008 and 2007                         4

          Notes to the Financial Statements (Unaudited)                                     5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                       15

Item 4.   Controls and Procedures                                                          15

PART II - OTHER INFORMATION

Items 1-6                                                                                  16

SIGNATURE                                                                                  17

CERTIFICATIONS                                                                             18

             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                                   BALANCE SHEET
                                 December 31, 2008
                                    (Unaudited)

Assets
_________
Cash and cash equivalents                                                                      $     1,693,208
Restricted cash                                                                                        283,543
Investments in Local Limited Partnerships (Note 1)                                                   1,568,322
Other assets                                                                                               399
                                                                                       ------------------------

     Total Assets                                                                              $     3,545,472
                                                                                       ========================



Liabilities and Partners' Equity
_______________________________
Due to affiliate(s)                                                                             $      273,612
Accrued expenses                                                                                        47,017
                                                                                       ------------------------

     Total Liabilities                                                                                 320,629
                                                                                       ------------------------



Partners' Equity                                                                                     3,224,843
                                                                                       ------------------------

     Total Liabilities and Partners' Equity                                                    $     3,545,472
                                                                                       ========================


   The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                                 STATEMENTS OF OPERATIONS
             For the Three and Nine Months Ended December 31, 2008 and 2007
                                   (Unaudited)

                                                          Three Months Ended                   Nine Months Ended
                                                     December          December          December          December
                                                       31,               31,               31,               31,
                                                      2008              2007              2008              2007
                                                   -------------     -------------     -------------     -------------

Revenue
     Investment                                        $  8,733          $  6,504          $ 23,297          $ 33,120
     Other                                                    -                 -            82,765            22,000
                                                   -------------     -------------     -------------     -------------

        Total Revenue                                     8,733             6,504           106,062            55,120
                                                   -------------     -------------     -------------     -------------


Expenses
     Asset management fees, affiliate                    94,284            90,570           282,852           271,710
     Provision for valuation allowance on
        advances  to Local Limited Partnerships
        (Note 1)                                              -                 -            48,404                 -
     General and administrative
        (includes reimbursement to affiliate in
        the amounts of $97,975 and $95,327
        for the nine months ended
        December 31, 2008 and 2007, respectively)        58,953            57,658           192,155           214,272
     Amortization                                         2,400             4,022             8,164            12,068
                                                   -------------     -------------     -------------     -------------

        Total Expenses                                  155,637           152,250           531,575           498,050
                                                   -------------     -------------     -------------     -------------


  Loss before equity in losses
      of  Local Limited Partnerships
     and gain on sale of investments
     in Local Limited Partnerships                    (146,904)         (145,746)         (425,513)         (442,930)

Equity in losses of Local Limited
     Partnerships (Note 1)                             (23,430)          (82,846)         (143,527)         (306,443)

Gain on sale of investments in Local
     Limited Partnerships (Note 1)                            -                 -         1,433,433                 -
                                                   -------------     -------------     -------------     -------------


Net Income (Loss)                                    $(170,334)        $(228,592)          $864,393        $(749,373)
                                                   =============     =============     =============     =============


Net Income (Loss) allocated:
     General Partners                                 $ (1,703)         $ (2,286)          $  8,644         $ (7,494)
     Limited Partners                                 (168,631)         (226,306)           855,749         (741,879)
                                                   -------------     -------------     -------------     -------------

                                                     $(170,334)        $(228,592)          $864,393        $(749,373)
                                                   =============     =============     =============     =============


Net Income (Loss) Per Limited Partner
     Unit (50,930 Units)                               $ (3.31)          $ (4.44)          $  16.80         $ (14.57)
                                                   =============     =============     =============     =============


    The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                          STATEMENT OF CHANGES IN PARTNERS' EQUITY
                      For the Nine Months Ended December 31, 2008
                                 (Unaudited)


                                                                    Initial           Investor
                                                  General           Limited            Limited
                                                 Partners           Partners          Partners            Total
                                              ---------------    --------------    ---------------    --------------

Balance at March 31, 2008                          $  23,604         $   5,000         $2,331,846        $2,360,450

Net Income                                             8,644                 -            855,749           864,393
                                              ---------------    --------------    ---------------    --------------


Balance at December 31, 2008                       $  32,248         $   5,000         $3,187,595        $3,224,843
                                              ===============    ==============    ===============    ==============



    The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP



                                STATEMENTS OF CASH FLOWS
                  For the Nine Months Ended December 31, 2008 and 2007
                                  (Unaudited)


                                                                             2008                 2007
                                                                        ----------------     ----------------


Net cash provided by (used for) operating activities                        $ (709,871)           $   96,865

Net cash provided by investing activities                                     1,789,462              204,724
                                                                        ----------------     ----------------


Net increase in cash and cash equivalents                                     1,079,591              301,589

Cash and cash equivalents, beginning                                            613,617              557,329
                                                                        ----------------     ----------------


Cash and cash equivalents, ending                                           $ 1,693,208           $  858,918
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

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2008 and 2007.

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

The following is a summary of investments in Local Limited Partnerships at
December 31,2008: Capital contributions and advances paid to Local Limited
Partnerships
     and purchase price paid to withdrawing partners of Local Limited Partnerships                    $  29,711,255

Cumulative equity in losses of Local Limited Partnerships
     (excluding cumulative unrecognized losses of $8,654,836)                                          (22,531,752)

Cumulative cash distributions received from Local Limited Partnerships                                  (2,378,058)
                                                                                                --------------------


Investments in Local Limited Partnerships before adjustments                                              4,801,445

Excess investment costs over the underlying assets acquired:

     Acquisition fees and expenses                                                                          998,968

     Cumulative amortization of acquisition fees and expenses                                             (314,900)
                                                                                                --------------------


Investments in Local Limited Partnerships before valuation allowance                                      5,485,513

Valuation allowance on investments in Local Limited Partnerships                                        (3,917,191)
                                                                                                --------------------


Investments in Local Limited Partnerships                                                             $   1,568,322
                                                                                                ====================

                BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The Fund's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2008 is $935,433. For the nine months ended December 31, 2008, the Fund has not recognized $791,906 of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

The Fund's interest in one of its investments in Local Limited Partnerships was sold during the nine months ended December 31, 2008, resulting in sale proceeds of $1,630,776.

For the nine months ended December 31, 2008, the Fund advanced $48,404 to one Local Limited Partnership, all of which is reserved.

The Fund has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

2.   New Accounting Principle

FIN48-3

In December 2008, the Financial Accounting Standards Board (`FASB") issued Interpretation No. 48-3 "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises" ("FIN48-3"). FIN48-3 deferred the effective date of FIN48 for certain nonpublic organizations. The deferred effective date is intended to give the FASB additional time to develop guidance on the application of FIN48 by pass-through and not-for-profit entities. The General Partner may modify the Fund's disclosures if the FASB's guidance regarding the application of FIN48 to pass through entities changes.

SFAS No. 157

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

                  BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                      (Unaudited)

2.   New Accounting Principle (continued)

     Level 3 - Unobservable inputs reflect the Fund's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Fund develops these inputs based on the best information available, including the Fund's own data.

Financial assets accounted for at fair value on a recurring basis at December 31, 2008 include cash equivalents of $1,693,208 and restricted cash of $280,169.

3.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represent more than 20% of the Fund's total assets or equity as of December 31, 2008 or 2007 or net losses for the three months ended either December 31, 2008 or 2007. The following financial information represents the performance of these Local Limited Partnerships for the three months ended September 30, 2008 and 2007:

                                                                                 2008                      2007
                                                                         -----------------         ----------------
Fairhaven Manor

Revenue                                                                        $   91,427                $  85,013
Net Income (Loss)                                                              $   (7,747)               $   4,927

Citrus Glen

Revenue                                                                        $  378,104               $  375,328
Net Income (Loss)                                                              $  (22,851)              $   52,690

Woods Lane

Revenue                                                                        $  183,079               $  163,348
Net Loss                                                                       $  (18,852)              $  (57,253)



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

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Fund, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Fund's financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($1,568,322 at December 31, 2008). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund and is included in "other revenue" in the accompanying financial statements.

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

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At December 31, 2008, the Fund had cash and cash equivalents of $1,693,208 as compared with $613,617 at March 31, 2008. This increase is primarily attributable to cash distributions received from Local Limited Partnerships in excess of cash used for operating activities and proceeds received from the sale of the Fund's interest in one Local Limited Partnership.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2008, approximately $896,000 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $125,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2008, the Fund has advanced approximately $1,525,000 to Local Limited Partnerships to fund operating deficits.

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

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2008, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash Distributions

No cash distributions were made to Limited Partners during the nine months ended December 31, 2008.

Results of Operations

Three Month Period

The Fund's results of operations for the three months ended December 31, 2008 resulted in a net loss of $170,334 as compared to a net loss of $228,592 for the same period in 2007. The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships. Equity in losses decreased primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero.

             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Nine Month Period

The Fund's results of operations for the nine months ended December 31, 2008 resulted in a net income of $864,393 compared to a net loss of $749,373 for the same period in 2007. The decrease in net loss is primarily attributable to an increase in gain on sale of investments, a decrease in equity in losses of Local Limited Partnerships, a decrease in general and administrative expenses, and an increase in other income, offset by an increase in provision for valuation allowance on advances to Local Limited Partnerships, and a decrease in investment income. The increase in gain on sale of investments in Local Limited partnerships is due to the sale of one Local Limited Partnership made during the current year. Equity in losses decreased primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero. General and administrative expenses decreased due to decreased legal expenses associated with litigation from prior quarters. Other income increased due to an increase in distributions from Local Limited Partnerships with carrying values of zero. The increase in provision for valuation allowance on advances to Local Limited Partnerships is the result of reserves for advances made to one Local Limited Partnership in the current year. Investment income decreased due to a decrease in the average balance of funds held for investment.

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

As of December 31, 2008, the Partnership's investment portfolio consisted of a limited partnership interest in fifteen Local Limited Partnerships which own and operate a multi-family apartment complex that has generated Tax Credits. Since inception, the Partnership generated Tax Credits of approximately $1,485 per Limited Partner Unit.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in the recapture of a portion of the property's Tax Credits. The Compliance Period for nine of the fifteen Properties, which the Fund has an interest, expired on or before December 31, 2008. The Compliance Period for five of the remaining six Properties will expire December 31, 2009, while the remaining Property will expire December 31, 2010. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in seven Local Limited Partnerships in 2009. One of the Local Limited Partnerships in which the Fund had an interest was disposed of during the nine months ended December 31, 2008.

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

A majority of the Properties in which the Fund has an interest have stabilized operations and operate above breakeven at September 30, 2008. Some Properties generate cash flow deficits that the Local General Partners of

         BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Fund's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

Property Discussions

As previously reported, the Managing General Partner and Local General Partner of St. Andrews Pointe, located in Columbia, South Carolina, were exploring an exit strategy that would allow for the 2007 disposition of the Fund's interest in the Local Limited Partnership that owns the Property. On May 31, 2007, the Property was sold, effectively terminating the Fund's interest in the Local Limited Partnership. The Fund did not receive any sales proceeds as the outstanding debt on the property exceeded the sales price of the Property. The Fund did receive $147,901 as a repayment of prior advances. This sale resulted in a 2007 taxable loss of $41,056, or $0.81 per Unit. This sale occurred prior to the expiration of the Property's compliance period, requiring the Fund to post a surety bond to mitigate the potential risk of recapture. The buyer was also required to maintain the Property's tax credit compliance through December 31, 2008, the expiration of the Property's compliance period (previously reported December 31, 2007). The Fund no longer has an interest in this Local Limited Partnership.

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

As previously reported, although operations at Palo Verde II, located in Henderson, Nevada, remain strong, the former Local General Partner filed for bankruptcy protection and refused to remit to the Fund its priority cash distributions, representing a default under the terms of the Local Limited Partnership Agreement. An affiliate of the Managing General Partner assumed the Local General Partner interest in September 2001. Since the statute of limitations on potential litigation involving one of the former Local General Partners expired in 2005, the Managing General Partner expected a mid-2008 disposal of the Fund's interest, upon the sale of the underlying Property, in this Local Limited Partnership. On May 29, 2008, the Fund's interest was transferred, resulting in net sales proceeds to the Partnership of $1,630,776, or $32.02 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of sales proceeds in Reserves. The Managing General Partner estimates this sale will result in 2008 taxable income projected to be approximately $1,067,000, or $20.95, per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner entered into an agreement that would require the Local General Partner to either purchase the Fund's interest in Sunrise Terrace, located in Madera, California, after the end of the compliance period on December 31, 2008, based on the appraised value of the Property, or to market the Property for sale. This strategy is currently scheduled to occur in December 2009.

As previously reported, the Managing General Partner anticipated the Fund's interest in the Local Limited Partnership that owns SpringWood Apartments, located in Tallahassee, Florida, would be terminated upon the sale of the Property in the third quarter of 2008, a transaction that could have resulted in net sales proceeds to the Fund of approximately $200,000, or $3.93 per Unit. In July 2008, the potential buyer withdrew their interest to purchase this Property. The Managing General Partner is currently exploring alternative exit strategies for this Local Limited Partnership interest. The Managing General Partner anticipates the Fund's interest in the Local Limited Partnership

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

will terminate upon the sale of the Property in August 2009, a transaction that could result in a net sales proceeds to the Fund of approximately $200,000, or $3.93 per Unit.

As previously reported, with respect to the Fund, a Settlement Agreement providing an option, subject to various conditions, to purchase the Fund's interests in Affordable/Citrus Glen, Ltd., located in Orlando, FL, was not exercised. The Managing General Partner is currently exploring alternative exit strategies for this Local Limited Partnership interest. The Managing General Partner anticipates the Fund's interest in the Local Limited Partnership will terminate in September 2009, a transaction that could result in a net sales proceeds to the Fund of approximately $1,500,000, or $29.45 per Unit.

As previously reported, with respect to the Fund, a Settlement Agreement providing an option, subject to various conditions, to purchase the Fund's interests in Woods Lane, L.P., located in Rogers, AR, was not exercised. The Managing General Partner is currently exploring alternative exit strategies for this Local Limited Partnership interest. The Managing General Partner anticipates the Fund's interest in the Local Limited Partnership will terminate in July 2009, a transaction that could result in a net sales proceeds to the Fund of approximately $316,000, or $6.20 per Unit.

As previously reported, with respect to the Fund, a Settlement Agreement provided an option, subject to various conditions, to purchase the Fund's interest in Fountain Lakes, L.P., located in Benton, AR, was not exercised. The Managing General Partner is currently exploring alternative exit strategies for this Local Limited Partnership interest. The Managing General Partner anticipates the Fund's interest in the Local Limited Partnership will terminate in July 2009, a transaction that could result in a net sales proceeds to the Fund of approximately $1,500,000, or $29.45 per Unit.

As previously reported, Los Claveles II, located in Trujillio Alto, Puerto Rico, continued to operate at below breakeven throughout the twelve month period ending December 31, 2007 due to a reduction in rental revenues associated with low occupancy levels and an increase in utility expenses. As of September 30, 2008, the Property continued to operate at a below breakeven level, primarily due to increases in utility expenses, while working capital levels remained below acceptable levels. The Property continues to be current on its loan obligations. In addition, a site visit conducted by a representative of the Managing General Partner in November 2007 indicated the Property is in acceptable physical shape. The Managing General Partner signed an agreement in December 2002 with the Local General Partner whereby the Fund would pay its remaining capital commitment of $350,000 and release Fund Reserves of approximately $50,000 in exchange for an exit option that would allow the Fund to put its interest to the Local General Partner at any time for $10,000. Further, the Local General Partner has the right, subsequent to the expiration of the Compliance Period on December 31, 2008, to call the Fund's interest for a price of $10,000. As part of the agreement, the Local General Partner is providing an operating guarantee in the form of a Local General Partner indemnification of any loss or any recapture of Tax Credits through the end of the Compliance Period. The Managing General Partner anticipates the Fund's interest in the Local Limited Partnership will terminate in March 2009.

As previously reported, occupancy rose from 75% at December 31, 2007 to 93% at March 31, 2008 for Des Moines Street Village, located in Des Moines, Iowa. Property operations improved significantly during the nine month period ending September 30, 2008. Due to increased occupancy, 97% in the three month period September 30, 2008, the Property operated at above breakeven. In June 2008, the Fund advanced $48,404 to the Property in order to pay real estate taxes originally due in September 2007. These past due real estate taxes resulted in the Local General Partner defaulting on the Partnership agreement, as well as the mortgage loan. The Managing General Partner is actively pursuing a replacement of the current Local General Partner. The Property may require additional advances from the Fund in order to alleviate additional real estate tax and first mortgage loan debt service covenant requirements. While the Local General Partner had previously funded deficits and the Property remains current on its debt obligations, the Managing General Partner approved the Local General Partner request to a

             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

reduced rate refinancing of the Property's first mortgage in April 2004. As part of this transaction, the Managing General Partner, and the Local General Partner, entered into a put agreement whereby the Fund can transfer its interest in the Local Limited Partnership for a nominal amount, any time after the expiration of the Compliance Period on December 31, 2009.

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

As previously reported, occupancy at Grand Boulevard Renaissance, located in Chicago, Illinois rose to 89%, while working capital and debt service coverage remained below acceptable levels at March 31, 2008. As of September 30, 2008 occupancy increased to 94% as the Property continued to operate at below breakeven due to increased maintenance and natural gas heating expenses; working capital remained below an acceptable level. A representative of the Managing General Partner conducted a physical inspection as part of an October 2008 site visit. Despite improvements since a December 2007 visit, the Property was still assigned an unfavorable rating due to significant deferred maintenance and unaddressed issues. A representative of the Managing General Partner will conduct a fall 2009 site visit. The Managing General Partner's representative also considers property management to be weak and limited in capacity to address the physical needs of the Property. Advances from the Local General Partner and working capital have enabled the Property to remain current on its loan obligations. In response to prior deficits, during 2001 the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage. In addition, in an effort to further reduce the Property's debt service burden, in July 2003 the Local Limited Partnership and the Illinois Housing Development Authority closed on a mortgage restructuring of the second mortgage that reduced monthly debt service payments until June 1, 2005. As part of the transaction, the management agent agreed to subordinate a percentage of its management fee to payment of the second mortgage debt service. The tax credit compliance period ends on December 31, 2009.

As previously reported, in an effort to reduce the Fund's risk to chronic operating difficulties at Wynmor, also known as Eden Park, located in Brooklyn Park, Minnesota, the Managing General Partner and Local General Partner, on October 1, 2003, entered into an agreement to transfer a portion of the Fund's interest in the Property's future Tax Credits (approximately $11 per Unit) and tax losses to the Local General Partner. In return, the Local General Partner agreed to deposit $500,000 into an escrow to be used to fund current and future operating deficits and to fund as much as an additional $500,000 to cover future operating deficits. The Managing General Partner and Local General Partner also have an agreement that allows for the Managing General Partner to put the Fund's interest to the Local General Partner for $1 any time after October 1, 2003 and that the Local General Partner could call the Fund's interest for fair market value any time after January 2, 2009. Although occupancy improved to 97% at September 30, 2008, the Property continued to operate at below breakeven for the nine months ending September 30, 2008. The Compliance Period for the Property expired on December 31, 2008.

             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, the Local General Partner of Twin Oaks Meadows, located in Lansing, Michigan, with the Fund's consent, obtained soft loan financing in May 2004 to undertake much needed security improvements to the Property, reduce payables and fund operating deficits. In return for its consent, the Fund received a put option that allows the Fund to transfer its interest in the Local Limited Partnership for a nominal price to the Local General Partner at any time subsequent to the end of the Property's Compliance Period on December 31, 2009.
 Working capital and debt service levels remain below acceptable levels at September 30, 2008. Although occupancy rose from 70% for the three months ending June 30, 2008 to 84% for the three months ending September 30, 2008, the crime rate in the immediate area continues to impact Twin Oaks' ability to rent units. In response, a neighborhood watch program was implemented and many of the residents' concerns regarding safety have been addressed. A new site manager was brought in May 2007, implementing programs to involve residents, as well as the community at large.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non Applicable

                             CONTROLS AND PROCEDURES



Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of December 31, 2008, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund's internal control over financial reporting as of March 31, 2008. Based on this assessment, management concluded that, as of December 31 2008, the Fund's internal control over financial reporting was effective.

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

             (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31 2008.

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 17, 2009             BOSTON FINANCIAL TAX CREDIT FUND VII,
                                     A LIMITED PARTNERSHIP


                                    By:   Arch Street VII, Inc.,
                                          its Managing General Partner

                                        /sGreg Judge
                                     ___________________
                                         Greg Judge
                                         President
                                         Arch Street VIII, Inc.