Form 10-K
period 2009-03-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2009-07-15
CIK 892342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    March 31, 2009
                         -----------------------------------

                                          OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                to
                               ------------------------

                         Commission file number 0-24584

   Boston Financial Tax Credit Fund VII, A Limited Partnership
__________________________________________________________________
         (Exact name of registrant as specified in its charter)

         Massachusetts                                      04-3166203
-----------------------------------------------------    --------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

   101 Arch Street, Boston, Massachusetts              02110-1106
---------------------------------------------      --------------------
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code    (617) 439-3911
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


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. |_| Yes |X| No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_| Yes |X| No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      |X| Yes   |_|  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).|_| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b -2 of the Exchange Act.

 Large accelerated filer |_|    Accelerated Filer |_|
 Non-accelerated filer   |_|    Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether theregistrant is a shell company
 (as defined in Rule 12 b-2 of the Exchange Act.
                                               |_| Yes |X|No








State the aggregate sales price of Fund units held by nonaffiliates of the registrant: $45,581,000 as of March 31, 2009.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED MARCH 31, 2009


                                TABLE OF CONTENTS


                                                                           Page No.

PART I

     Item 1       Business                                                   K-4
     Item 2       Properties                                                 K-6
     Item 3       Legal Proceedings                                          K-10
     Item 4       Submission of Matters to a Vote of
                  Security Holders                                           K-10

PART II

     Item 5       Market for the Registrant's Units and
                  Related Security Holder Matters                            K-10
     Item 7       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              K-10
     Item 8       Financial Statements and Supplementary Data                K-17
     Item 9       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                     K-17
     Item 9A      Controls and Procedures                                    K-17
     Item 9B      Other Information                                          K-17

PART III

     Item 10      Directors and Executive Officers
                  of the Registrant                                          K-18
     Item 11      Management Remuneration                                    K-18
     Item 12      Security Ownership of Certain Beneficial
                  Owners and Management                                      K-19
     Item 13      Certain Relationships and Related Transactions
                  and Director Independence                                  K-19
     Item 14      Principal Accountant Fees and Services                     K-21
     Item 15      Exhibits, Financial Statement Schedules                    K-21

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

                                     TABLE A

                             SELECTED LOCAL LIMITED
                                PARTNERSHIP DATA


                                                                                                      Date
                              Properties owned by                                                   Interest
                         Local Limited Partnerships                Location                         Acquired

Oak Ridge (1)                                            Macon, GA                                  12/31/92
Santa Fe Oaks II (1)                                     Gainesville, FL                            12/31/92
Andrew's Pointe                                          Burnsville, MN                             04/13/92
Palo Verde II (1)                                        Henderson, NV                              05/19/93
Woods Lane                                               Rogers, AR                                 07/30/93
Crafton Place                                            Fayetteville, AR                           07/30/93
Guardian Place                                           Richmond, VA                               10/07/93
Twin Oaks Meadows                                        Lansing, MI                                10/29/93
Sunrise Terrace                                          Madera, CA                                 11/24/93
Wynmor                                                   Brooklyn Park, MN                          12/22/93
Citrus Glen                                              Orlando, FL                                12/30/93
St. Andrews Pointe (1)                                   Columbia, SC                               01/05/94
Des Moines St. Village (1)                               Des Moines, IA                             01/31/94
Fountain Lakes                                           Benton, AR                                 02/02/94
Fairhaven Manor                                          Burlington, WA                             03/08/94
Grand Boulevard Renaissance                              Chicago, IL                                08/03/94
Los Claveles II (1)                                      Trujillio Alto, PR                         08/31/94
Springwood                                               Tallahassee, FL                            12/15/94
Harford Commons                                          Baltimore, MD                              02/28/95

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

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Fund or its General Partners. In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership. As of March 31, 2009, the following Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners accounting for the specified percentage of the total capital contributions to Local Limited Partnerships: Woods Lane, A Limited Partnership, Crafton Place, A Limited Partnership, and Fountain Lakes, A Limited Partnership, representing 16.92%, have Lindsey Management Company as Local General Partner. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports reported on Forms 8-K, which are herein incorporated by reference.

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

On June 26, 2009, Municipal Mortgage & Equity, LLC (the parent company of MMA Financial, Inc.) entered into a purchase and sale agreement with JEN I, L.P. for the sale of substantially all of its low-income housing tax credit business, including the Fund and its General Partners. Upon the consummation of the sale transaction (expected to occur on or before August 31, 2009), the General Partners will be owned or controlled by JEN I, L.P. The sale is not expected to impact the Limited Partners of the Fund.

Item 2.  Properties

The Fund currently owns limited partnership interests in thirteen Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986. The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood Apartments which is 19.8%, Eden Park which is 67%, Fountain Lake which is 90%, and Twin Oaks Meadows which is 95.89%.

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



                                                                  Capital Contributions
 Local Limited Partnership                          Total            Paid          Mtge. Loans                        Occupancy at
 Property Name                   Number of        Committed at       Through        Payable at            Type of      March 31,
 Property Location              Apts Units       March 31, 2009   March 31, 2009  December 31, 2008      Subsidy *       2009
 ----------------------------  ----------------- ---------------  --------------  ----------------  ------------------ -----------

Andrew's Pointe Limited
  Partnership
Andrew's Pointe
Burnsville, MN                       57             1,333,800        1,333,800       1,840,601           None               98%

Woods Lane, A Limited
  Partnership
Woods Lane
Rogers, AR                           156             2,574,180       2,574,180       2,766,859           None               86%
Crafton Place, A Limited
  Partnership
Crafton Place
Fayetteville, AR                      84             1,365,120       1,365,120       1,383,455           None               93%

Guardian Place
  Limited Partnership
Guardian Place                       120             2,174,390       2,174,390       3,420,971           None               97%
Richmond, VA

Twin Oaks Meadows Limited
  Dividend Housing Association
  Limited Partnership
Twin Oaks Meadows
Lansing, MI                           63             1,436,400       1,436,400       1,938,306            None               98%



                                                                  Capital Contributions
   Local Limited Partnership                           Total             Paid          Mtge. Loans                    Occupancy at
    Property Name                    Number of      Committed at        Through        Payable at            Type of    March 31,
    Property Location               Apts Units      March 31, 2009    March 31, 2009   December 31, 2008    Subsidy *     2009
 -------------------------------  --------------    ------------      --------------     ---------------- ----------  -----------


Madera Sunrise Terrace
  Limited Partnership
Sunrise Terrace
Madera, CA                                52         1,523,196        1,523,196            1,141,640         None        88%

Eden Park Limited
  Partnership
Wynmor
Brooklyn Park, MN                         324         5,527,758       5,527,758             5,600,235         None        95%

Affordable Citrus Glen
  Limited Partnership
Citrus Glen
Orlando, FL                               176         4,581,360       4,581,360             3,206,017         None         84%

Fountain Lakes, A Limited
   Partnership
Fountain Lakes
Benton, AR                                180         2,854,593       2,854,593             3,520,178         None         100%
Fairhaven Manor Limited
       Partnership
Fairhaven Manor
Burlington, WA                             40         1,232,020        1,232,020              738,083         None         100%



                                                                    Capital Contributions
  Local Limited Partnership                             Total           Paid           Mtge. Loans                     Occupancy at
  Property Name                        Number of      Committed at     Through         Payable at        Type of        March 31,
  Property Location                   Apts Units     March 31, 2009   March 31, 2009  December 31, 2008  Subsidy *        2009
 ----------------------------         ------------    -------------- --------------- ------------------  -------------- ----------

Grand Boulevard Renaissance I
   Limited Partnership
Grand Boulevard Renaissance
Chicago, IL                                30            936,719         936,719        1,721,016           Section 8       93%

Springwood Apartments,
    A Limited Partnership
Springwood
Tallahassee, FL                            113           624,804         624,804         3,297,002          None             92%

BHP/Harford Commons
 Limited Partnership
Harford Commons
Baltimore, MD                              30          1,128,000       1,128,000         1,736,092          None             97%
                                         ------     --------------   -------------  ---------------
                                        1,425       $ 27,292,340   $  27,292,340      $ 32,310,455
                                       ======      =============== ==============  ===============


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

As of March 31, 2009, there were 2,250 record holders of Units of the Fund.

Cash distributions, when made, are paid annually. For the years ended March 31, 2009 and 2008, no cash distributions were made.

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

As of March 31, 2009, the Partnership's investment portfolio consisted of a limited partnership interest in thirteen Local Limited Partnerships which own and operate a multi-family apartment complex that has generated Tax Credits. Since inception, the Partnership generated Tax Credits of approximately $1,485 per Limited Partner Unit. In the aggregate, actual and estimated Tax Credits enabled the Fund to meet the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in the recapture of a portion of the property's Tax Credits. The Compliance Period for eight of the thirteen Properties, which the Fund has an interest, expired on or before December 31, 2008. The Compliance Period for four of the remaining five Properties will expire December 31, 2009, while the remaining Property will expire December 31, 2010. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in five additional Local Limited Partnerships in 2009. In addition, the Fund is in negotiations with potential buyers to dispose of its interest in five Local Limited Partnerships. Three of the Local Limited Partnerships in which the Fund had an interest were disposed of during the year ended March 31, 2009.

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

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Fund, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Fund's financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($1,224,904 and $2,042,039 at March 31, 2009 and 2008, respectively). The
Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund.

The Fund has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision to reduce the investment to the sum of the estimated remaining benefits will be recorded in the Fund's financial statements. The estimated remaining benefits for each Local Limited Partnership consist of estimated future tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Included in the estimated residual proceeds calculation is current net operating income capitalized at a regional rate specific to each Local Limited Partnership less the debt of the Local Limited Partnership. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Fund may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships. During the year ended March 31, 2009, the Fund concluded that one of the Local Limited Partnerships had experienced other-than-temporary declines in its carrying value and impairment losses were recorded: Fairhaven Manor for $99,000. During the year ended March 31, 2008, the Fund concluded that three of the Local Limited Partnerships had experienced other-than-temporary declines in their carrying value and impairment losses were recorded: Guardian Place LP for $91,488, Sunrise Terrace LP for $10,000 and Fairhaven Manor for $494,000. Generally, the carrying values of most Local Limited partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Fund may record similar impairment losses in the future if the expiration of tax credit outpaces losses and distributions from any of the Local Limited Partnerships.

Liquidity and Capital Resources

At March 31, 2009, the Fund had cash and cash equivalents of $1,564,981 as compared with $613,617 at March 31, 2008. This increase is primarily attributable to cash distribution received from Local Limited Partnerships in excess of cash used for operating activities. Cash used for operations includes $494,416 to the Managing General Partner for accrued asset management fees.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At March 31, 2009 and 2008, $1,587,737 and $613,617, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $125,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of March 31, 2009, the Fund has advanced approximately $1,525,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $692,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of March 31, 2009, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash Distributions

No cash distributions were made in the two years ended March 31, 2009. The Fund is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions. Based on the results of 2008 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund because such amounts will be needed to fund Property operating costs. In addition, some of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

The Fund's results of operations for the year ended March 31, 2009 resulted in a net income of $357,813 as compared to a net loss of $1,554,485 for the same period in 2008. The decrease in net loss is primarily attributable to an increase in gain on sale of investments in Local Limited Partnerships, an increase in cash distribution income, and a decrease in provision for valuation allowance on investments in Local Limited Partnerships. These are offset by an increase in provision for valuation allowance on advances to Local Limited Partnerships, and an increase in equity in losses. The increase in gain on sale of investments in Local Limited Partnerships is due to the sale of one Local Limited Partnership made in the current year. The increase in cash distribution income is due to an increase in distributions from Local Limited Partnerships with carrying values of zero. The decrease in impairment is the result of the Fund recording fewer valuation allowances of its investments in certain Local Limited Partnerships in the current year. The increase in provision allowance on advances to Local Limited Partnerships is the result of reserves for advances made to one Local Limited Partnership in the current year. Equity in losses increased primarily due to a decrease in unrecognized losses by the Fund of Local Limited Partnerships with carrying value of zero.

Low-Income Housing Tax Credits

The 2008 and 2007 Tax Credits were $0.00 per Unit. The Tax Credits per Limited Partner stabilized in 1996. The credits have ended as all properties have reached the end of the ten year credit period.

Property Discussions

A majority of the Properties in which the Fund has an interest have stabilized operations and operate above breakeven at December 31, 2008. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Fund's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

As previously reported, the Managing General Partner and Local General Partner of St. Andrews Pointe, located in Columbia, South Carolina, were exploring an exit strategy that would allow for the 2007 disposition of the Fund's interest in the Local Limited Partnership that owns the Property. On May 31, 2007, the Property was sold, effectively terminating the Fund's interest in the Local Limited Partnership. The Fund did not receive any sales proceeds as the outstanding debt on the property exceeded the sales price of the Property. The Fund did receive $147,901 as a repayment of prior advances. This sale resulted in a 2007 taxable loss of $41,056, or $0.81 per Unit. This sale occurred prior to the expiration of the Property's compliance period, requiring the Fund to post a surety bond to mitigate the potential risk of recapture. The buyer was also required to maintain the Property's tax credit compliance through December 31, 2008, the expiration of the Property's compliance period (previously reported December 31, 2007). The risk of recapture has now been eliminated. The Fund no longer has an interest in this Local Limited Partnership.

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

As previously reported, although operations at Palo Verde II, located in Henderson, Nevada, remained strong, the former Local General Partner filed for bankruptcy protection and refused to remit to the Fund its priority cash distributions, representing a default under the terms of the Local Limited Partnership Agreement. An affiliate of the Managing General Partner assumed the Local General Partner interest in September 2001. Since the statute of limitations on potential litigation involving one of the former Local General Partners expired in 2005, the Managing General Partner expected a mid-2008 disposal of the Fund's interest, upon the sale of the underlying Property, in this Local Limited Partnership. On May 29, 2008, the Fund's interest was transferred, resulting in net sales proceeds to the Partnership of $1,630,776, or $32.02 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of sales proceeds in Reserves. The sale resulted in 2008 taxable income of $1,030,956, or $20.24, per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, Los Claveles II, located in Trujillio Alto, Puerto Rico, continued to operate below breakeven throughout the twelve-month period ending December 31, 2008 due to a reduction in rental revenues associated with low occupancy levels and an increase in utility expenses, while working capital levels remained below acceptable levels. A site visit conducted by a representative of the Managing General Partner in November 2007 indicated the Property was in acceptable physical shape. The Managing General Partner signed an agreement in December 2002 with the Local General Partner whereby the Fund would pay its remaining capital commitment of $350,000 and release Fund Reserves of approximately $50,000 in exchange for an exit option that would allow the Fund to put its interest to the Local General Partner at any time for $10,000. Further, the Local General Partner had the right, subsequent to the expiration of the Compliance Period on December 31, 2008, to call the Fund's interest for a price of $10,000. As part of the agreement, the Local General Partner provided an operating guarantee in the form of a Local General Partner indemnification of any loss or any recapture of Tax Credits through the end of the Compliance Period. The Transfer Agreement stated above was amended on December 31, 2008 to allow for a 100% put of the Fund's interest on January 1, 2009 for $0. The put was exercised for $0 on January 28, 2009, to be effective January 1, 2009. The Managing General Partner estimates that this transaction will result in 2009 taxable income projected to be approximately $4,500,000, or about $88.36, per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, occupancy rose from 75% at December 31, 2007 to 97% at September 30, 2008 for Des Moines Street Village, located in Des Moines, Iowa. Property operations improved significantly during the twelve month period ending December 31, 2008. Due to increased occupancy, 97% for the six month period ending December 31, 2008, the Property operated above breakeven. In June 2008, the Fund advanced $48,404 to the Property in order to pay real estate taxes originally due in September 2007. These past due real estate taxes resulted in the Local General Partner defaulting on the Partnership agreement, as well as the mortgage loan. The Managing General Partner was actively pursuing a replacement of the Local General Partner. While the Local General Partner had previously funded deficits and the Property remained current on its debt obligations, the Managing General Partner approved the Local General Partner request to a reduced rate refinancing of the Property's first mortgage in April 2004. As part of this transaction, the Managing General Partner, and the Local General Partner, entered into a put agreement whereby the Fund can transfer its interest in the Local Limited Partnership for a nominal amount, any time after the expiration of the Compliance Period on December 31, 2009. On January 29, 2009, the Managing General Partner removed the Local General Partner and as a result, the previous put agreement was no longer valid. The Managing General Partner, concurrently with the removal of the Local General Partner, entered into a new put agreement with the Local General Partner successor and sold its interest for $1, to be effective January 30, 2009. The Managing General Partner estimates that this transaction will result in 2009 taxable income projected to be approximately $53,000, or about $1.04, per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner entered into an agreement that would require the Local General Partner to either purchase the Fund's interest in Sunrise Terrace, located in Madera, California, after the end of the compliance period on December 31, 2008, based on the appraised value of the Property, or to market the Property for sale. The Local General Partner opted to market the property for sale and a Purchase and Sales Agreement is currently under negotiation. The Purchase and Sales Agreement was signed in early
June 2009, after which the sale of the property is expected by September 2009. The Managing General Partner currently estimates $400,000, or $7.85 per Unit, in sales proceeds.

As previously reported, the Managing General Partner anticipated the Fund's interest in the Local Limited Partnership that owns SpringWood Apartments, located in Tallahassee, Florida, would be terminated upon the sale of the Property in the third quarter of 2008, a transaction that could have resulted in net sales proceeds to the Fund of approximately $200,000, or $3.93 per Unit. In July 2008, the potential buyer withdrew their interest to purchase this Property. The Managing General Partner is currently exploring alternative exit strategies for this Local Limited Partnership interest. The Managing General Partner now anticipates the Fund's interest in the Local Limited Partnership will terminate upon the sale of the Property in June 2010. Net sales proceeds to the Fund are not known at this time.

As previously reported, with respect to the Fund, a Settlement Agreement providing an option, subject to various conditions, to purchase the Fund's interests in Affordable/Citrus Glen, Ltd., located in Orlando, FL, was not exercised. The Managing General Partner is currently exploring alternative exit strategies for this Local Limited Partnership interest. The Managing General Partner anticipates the Fund's interest in the Local Limited Partnership will terminate in December 2009, a transaction that could result in a net sales proceeds to the Fund of approximately $1,500,000, or $29.45 per Unit.

As previously reported, with respect to the Fund, a Settlement Agreement providing an option, subject to various conditions, to purchase the Fund's interests in Woods Lane, L.P., located in Rogers, Arkansas, was not exercised. The Managing General Partner is currently exploring alternative exit strategies for this Local Limited Partnership interest. The Managing General Partner anticipates the Fund's interest in the Local Limited Partnership will terminate in November 2009, a transaction that could result in a net sales proceeds to the Fund of approximately $380,000, or $7.46 per Unit.

As previously reported, with respect to the Fund, a Settlement Agreement provided an option, subject to various conditions, to purchase the Fund's interest in Fountain Lakes, L.P., located in Benton, Arkansas, was not exercised. The Managing General Partner is currently exploring alternative exit strategies for this Local Limited Partnership interest. The Managing General Partner anticipates the Fund's interest in the Local Limited Partnership will terminate in November 2009, a transaction that could result in a net sales proceeds to the Fund of approximately $1,370,000, or $26.90 per Unit.

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

As previously reported, occupancy at Grand Boulevard Renaissance, located in Chicago, Illinois rose to 94%, while working capital and debt service coverage remained below acceptable levels at September 30, 2008. As of December 31, 2008 occupancy remained at 94% and the Property continued to operate below breakeven due to increased maintenance and natural gas heating expenses; working capital also remained below an acceptable level. A representative of the Managing General Partner conducted a physical inspection as part of an October 2008 site visit. Despite improvements since a December 2007 visit, the Property was still assigned an unfavorable rating due to significant deferred maintenance and unaddressed issues. A representative of the Managing General Partner will conduct a fall 2009 site visit. The Managing General Partner's representative also considers property management to be weak and limited in capacity to address the physical needs of the Property. Advances from the Local General Partner and working capital have enabled the Property to remain current on its loan obligations. In response to prior deficits, during 2001 the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage. In addition, in an effort to further reduce the Property's debt service burden, in July 2003 the Local Limited Partnership and the Illinois Housing Development Authority closed on a mortgage restructuring of the second mortgage that reduced monthly debt service payments until June 1, 2005. As part of the transaction, the management agent agreed to subordinate a percentage of its management fee to payment of the second mortgage debt service. The tax credit compliance period ends on December 31, 2009.

As previously reported, in an effort to reduce the Fund's risk to chronic operating difficulties at Wynmor, also known as Eden Park, located in Brooklyn Park, Minnesota, the Managing General Partner and Local General Partner, on October 1, 2003, entered into an agreement to transfer a portion of the Fund's interest in the Property's future Tax Credits (approximately $11 per Unit) and tax losses to the Local General Partner. In return, the Local General Partner agreed to deposit $500,000 into an escrow to be used to fund current and future operating deficits and to fund as much as an additional $500,000 to cover future operating deficits. The Managing General Partner and Local General Partner also have an agreement that allows for the Managing General Partner to put the Fund's interest to the Local General Partner for $1 any time after October 1, 2003 and that the Local General Partner could call the Fund's interest for fair market value any time after January 2, 2009. The Managing General Partner expects the put to be exercised in September 2009. Although occupancy improved to 97% at September 30, 2008 and was 94% for the three months ending December 31, 2008, the Property operated below breakeven for the twelve months ending December 31, 2008. The Compliance Period for the Property expired on December 31, 2008.

As previously reported, the Local General Partner of Twin Oaks Meadows, located in Lansing, Michigan, with the Fund's consent, obtained soft loan financing in May 2004 to undertake much needed security improvements to the Property, reduce payables and fund operating deficits. In return for its consent, the Fund received a put option that allows the Fund to transfer its interest in the Local Limited Partnership for a nominal price to the Local General Partner at any time subsequent to the end of the Property's Compliance Period on December 31, 2009. Working capital and debt service levels remain below acceptable levels at December 31, 2008. Although occupancy rose from 70% for the three months ending June 30, 2008 to 96% for the three months ending December 31, 2008, the crime rate in the immediate area continues to impact Twin Oaks' ability to rent units and retain tenants. In response, a neighborhood watch program was implemented and many of the residents' concerns regarding safety have been addressed. A new site manager was brought in May 2007, implementing programs to involve residents, as well as the community at large. Further, a new management company was brought in July 2008, which the Managing General Partner believes has helped occupancy at the property.

The Local General Partner of Fairhaven Manor, located in Burlington, Washington, is currently working on a permanent loan extension. The loan matured on June 1, 2009, at which time a balloon payment was due; however, the loan has not yet been declared in default. The compliance period ended December 31, 2008. The Managing General Partner is currently negotiating an exit strategy with the Local General Partner. The likely end result is that the Local General Partner and Managing General Partner will agree on a price for the Local General Partner to purchase the Fund's interest in the property.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2009 and 2008.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of March 31, 2009, our disclosure controls and procedures were effective.

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

Management assessed the Fund's internal control over financial reporting as of March 31, 2009. Based on this assessment, management concluded that, as of March 31, 2009, the Fund's internal control over financial reporting were designed effectively.

Item 9B.  Other Information

     None.

               PART III


Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Fund is Arch Street VIII, Inc., a Massachusetts corporation (the "Managing General Partner"),an affiliate of MMA. The Managing General Partner was incorporated in September 1992. The Investment Committee of the Managing General Partner approved all investments. The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

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

Greg Judge, age 44, Executive Vice President, Head of the Affordable Housing Group of MMA Financial since February 2008. As head of the Company's Affordable Housing Group, Mr. Judge is responsible for both the affordable tax exempt and taxable lending and equity businesses. Prior to his appointment as EVP, Mr. Judge was responsible for tax credit equity investments and underwriting of equity and debt investments for the Affordable Housing Group. Mr. Judge joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1989 as an asset manager. Mr. Judge is a frequent speaker on affordable housing and tax credit industry issues. Mr.Judge is a graduate of Colorado College (BA) and Boston University (MBA).

Michael H. Gladstone, age 52, Senior Vice President. Mr. Gladstone is responsible for capital transactions work in the Asset Management group of MMA Financial. He joined MMA as a result of the Boston Financial and Lend Lease HCI acquisitions, starting with Boston Financial in 1985 as the firm's General Counsel. Prior to joining Boston Financial, Mr. Gladstone was associated with the law firm of Herrick & Smith and served on the advisory board of the Housing and Development Reporter. Mr. Gladstone has lectured at Harvard University and Cornell University on affordable housing matters and is a member of the Cornell Real Estate Council and the Massachusetts Bar. Mr. Gladstone is a graduate of Emory University (BA) and Cornell University (J.D. & MBA).

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2009, the following is the only entity known to the Fund to be the beneficial owner of more than 5% of the Units outstanding:

    Title of                          Name and Address of                    Beneficially            Amount
     Class                               Beneficial Owner                     Owned           Percent of Class
______________                   __________________________                ____________      ___________________
   Limited                      Oldham Institutional Tax Credits LLC          5,349 units                10.5%
   Partner                      101 Arch Street
                                Boston, MA

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

Item 13.  Certain Relationships and Related Transactions

The Fund was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Fund and the offering of Units. The Fund is also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships. In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement. Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction. All such fees, expenses and distributions paid during the years ended March 31, 2009 and 2008 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions." Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the Fees paid and expense reimbursements made in the two years ended March 31, 2009 is presented as follows:

Organizational Fees and Expenses and Selling Expenses

In accordance with the Partnership Agreement, the Fund is required to pay certain fees to and reimburse expenses of the Managing General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units. Commissions, fees and accountable expenses related to the sale of the Units totaling $6,304,898 were charged directly to Limited Partners' equity. In connection therewith, $4,329,050 of selling expenses and $1,975,848 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the Managing General Partner. In addition, the Fund has paid $50,000 in organization costs to an affiliate of the Managing General Partner. This cost has been included in the balance sheet. Total organization and offering expenses, exclusive of selling commissions and underwriting advisory fees, did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds. No organizational fees and expenses were paid during the two years ended March 31, 2009.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Fund was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships. Acquisition fees totaled 6% of the Gross Proceeds. Acquisition expenses, which include legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses, totaled 1.5% of the Gross Proceeds. Acquisition fees totaling $3,055,800 for the closing of the Fund's Local Limited Partnership investments were paid to an affiliate of the Managing General Partner. Of this amount, approximately $2,567,000 is included as capital contributions to Local Limited Partnerships. Acquisition expenses totaling $763,950 were incurred and have been reimbursed to an affiliate of the Managing General Partner. No acquisition fees or expenses were paid during the two years ended March 31, 2009.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund. The affiliate currently receives 0.5% (annually adjusted by the CPI factor) of Gross Proceeds as the annual Asset Management Fee. Fees earned in each of the two years ended March 31, 2009 and 2008 are as follows:

                                                                                    2009                2008
                                                                             --------------        ----------
                                                      Asset management fees      $ 377,230           $ 365,994


Salaries and Benefits Expense Reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Fund's operations. Reimbursements paid or payable in each of the two years ended March 31, 2009 and 2008 are as follows:

                                                                                    2009              2008
                                                                             --------------        ----------

                                                      Salaries and benefits
                                                      expense reimbursements      $ 149,089         $ 142,286

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Fund, Arch Street VIII, Inc. and Arch Street VII L.P., receive 1% of cash distributions paid to partners. The Fund has not paid any cash distributions to General Partners during the two years ended March 31, 2009.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to MMA and its affiliates during the years ended March 31, 2009 and 2008 is presented in Note 4 to the Financial Statements.

Item 14.  Principal Accountant Fees and Services

The Fund paid or accrued fees for services rendered by the principal accountants for the two years ended March 31, 2009 as follows:

                                                                                     2009              2008
                                                                             --------------        ----------

                                                                  Audit fees      $ 72,286           $ 77,646
                                                                  Tax fees        $  2,500           $  2,500

No other fees were paid or accrued to the principal accountants during the two years ended March 31, 2009.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as a part of this Report

In response to this portion of Item 15, the financial statements and the auditors' report relating thereto are submitted as a separate section of this Report. See Index to the Financial Statements on page F-1 hereof.

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

      BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

      By:  Arch Street VIII, Inc.
           its Managing General Partner


      By:   /s/ Greg Judge             Date:   July 15, 2009
           ----------------                    -------------
           Greg Judge
           President
           Arch Street VIII, Inc.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Fund and in the capacities and on the dates indicated:

      By:  /s/ Greg Judge                        Date: July 15, 2009
           ----------------                            -------------
           Greg Judge
           President
           Arch Street VIII, Inc.


     By:    /s/ Greg Judge                      Date:  July 15, 2009
           -----------------                          --------------
           Michael H. Gladstone
           Vice President
           Arch Street VIII, Inc.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

          ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2009
                                      INDEX


                                                                  Page No.


Report of Independent Registered Public Accounting Firm
   for the years ended March 31, 2009 and March 31, 2008             F-2

Financial Statements

   Balance Sheet - March 31, 2009 and 2008                           F-3

   Statements of Operations - For the years ended
     March 31, 2009 and 2008                                         F-4

   Statements of Changes in Partners' Equity -
     For the years ended March 31, 2009 and 2008                     F-5

   Statements of Cash Flows - For the years ended
     March 31, 2009 and 2008                                         F-6

   Notes to the Financial Statements                                 F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Boston Financial Tax Credit Fund VII, A Limited Partnership


         We have audited the accompanying balance sheets of Boston Financial Tax Credit Fund VII, A Limited Partnership as of March 31, 2009 and 2008, and the related statements of operations, changes in partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund VII, A Limited Partnership as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Reznick Group, P.C.


Bethesda, Maryland
July 15, 2009

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP






                                  BALANCE SHEET
                             MARCH 31, 2009 and 2008



                                                                                 2009                    2008
                                                                           ----------------        --------------
Assets

Cash and cash equivalents                                                  $      1,564,981           $       613,617
Restricted cash (Note 3)                                                            284,447                   278,198
Investments in Local Limited Partnerships (Note 3)                                1,224,904                 2,042,039
Other assets                                                                            141                       756
                                                                           ----------------           ---------------
   Total Assets                                                            $      3,074,473           $     2,934,610
                                                                           ================           ===============

Liabilities and Partners' Equity

Due to affiliates (Notes 3 and 4)                                          $        297,110           $       473,091
Accrued expenses                                                                     59,100                    55,871
Other Liabilites                                                                          -                    45,198
                                                                             ----------------           -------------
   Total Liabilities                                                                356,210                    574,160


General, Initial and Investor Limited Partners' Equity                            2,718,263                 2,360,450
                                                                           ----------------           ---------------
   Total Liabilities and Partners' Equity                                  $      3,074,473            $    2,934,610
                                                                           ================            ==============


  The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP



                            STATEMENTS OF OPERATIONS
                   For the Years Ended March 31, 2009 and 2008



                                                                                 2009                    2008
                                                                           ----------------        ----------------
Revenue:
   Investment                                                              $         29,105        $         35,916
   Cash distribution income                                                          87,177                  23,424
                                                                           ----------------        ----------------
     Total Revenue                                                                  116,282                  59,340
                                                                           ----------------        ----------------

Expense:
   Asset management fees, affiliate (Note 4)                                        377,230                 365,994
   Provision for valuation allowance on advances to Local
     Limited Partnerships (Note 3)                                                   48,404                       -
   Impairment on investments in Local Limited Partnerships (Note 3)                  99,000                 595,488
   General and administrative (includes reimbursements
     to an affiliate in the amount of $149,089 and
     $142,286 in 2009 and 2008, respectively) (Note 4)                              271,160                 298,793
   Amortization                                                                       9,693                 14,543
                                                                            ---------------        ----------------
     Total Expense                                                                  805,487               1,274,818
                                                                           ----------------        ----------------

Loss before equity in losses of Local Limited Partnerships
and gain on sale of investments in Local Limited Partnerships                      (689,205)             (1,215,478)

Equity in losses of Local Limited Partnerships (Note 3)                            (385,150)               (339,007)

Gain on sale of investments in Local Limited Partnerships (Note 3 )               1,432,168                       -
                                                                           ----------------        ----------------

Net Income (Loss)                                                          $        357,813        $     (1,554,485)
                                                                           ================        ================

Net Income (Loss) allocated:
   General Partners                                                        $          3,578        $        (15,545)
   Limited Partners                                                                 354,235              (1,538,940)
                                                                           ----------------        ----------------
                                                                           $        357,813        $     (1,554,485)
                                                                           ================        ================
Net Income (Loss) per Limited Partner Unit
   (50,930 Units)                                                          $           6.96        $         (30.22)
                                                                           =====================   ================

The accompanying notes are an integral part of these financial statements.

            BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   For the Years Ended March 31, 2009 and 2008



                                                                         Initial             Investor
                                                     General             Limited              Limited
                                                    Partners            Partners             Partners               Total

Balance at March 31, 2007                         $      39,149      $        5,000       $    3,870,786      $    3,914,935

Net Loss                                                (15,545)                  -           (1,538,940)         (1,554,485)
                                                  -------------      --------------       --------------      --------------

Balance at March 31, 2008                                23,604               5,000            2,331,846           2,360,450

Net Income                                                3,578                   -              354,235             357,813
                                                  -------------      --------------       --------------      --------------

Balance at March 31, 2009                         $      27,182      $        5,000       $    2,686,081      $   2,718,263
                                                  =============      ==============       ==============      =============

  The accompanying notes are an integral part of these financial statements.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP




                            STATEMENTS OF CASH FLOWS
                   For the Years Ended March 31, 2009 and 2008



                                                                                 2009                    2008
                                                                           ----------------        --------------
Cash flows from operating activities:
   Net Income (Loss)                                                       $         357,813       $     (1,554,485)
   Adjustments to reconcile net income (loss) to net
     cash used for operating activities:
     Equity in losses of Local Limited Partnerships                                  385,150                 339,007
     Gain on sale of investments in Local Limited Partnerships                    (1,432,168)                      -
     Impairment on investments in Local Limited Partnerships                          99,000                 595,488
     Amortization                                                                      9,693                  14,543
     Cash distributions included in net loss                                         (87,177)                 (8,424)
     Other non-cash item                                                              (6,249)                      -
     Increase (decrease) in cash arising from changes in operating assets and liabilities:
       Due from affiliates                                                                  -                  58,920
       Accounts receivable                                                                  -                 147,901
       Other assets                                                                       615                   (756)
       Due to affiliates                                                             (175,981)                249,104
       Accrued expenses                                                                 3,229                   6,025
       Other liabilities                                                              (45,198)                  4,241
                                                                        ----------------------     --------------------
Net cash used for operating activities                                               (891,273)               (148,436)
                                                                        ---------------------      -------------------

Cash flows from investing activities:
   Cash distributions received from Local Limited Partnerships                       211,861                  204,724
   Proceeds from sale of investments in Local Limited Partnerships                 1,630,776                        -
                                                                           -----------------        ------------------
Net cash provided by investing activities                                          1,842,637                  204,724
                                                                           -----------------        ------------------

Net increase in cash and cash equivalents
                                                                                    951,364                    56,288
Cash and cash equivalents, beginning
                                                                                    613,617                   557,329
                                                                           ----------------        -------------------
Cash and cash equivalents, ending
                                                                           $      1,564,981          $        613,617
                                                                             ==============          ==================

The accompanying notes are an integral part of these financial statements.

                 BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                        NOTES TO THE FINANCIAL STATEMENTS


1.   Organization

Boston Financial Tax Credit Fund VII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes that are eligible for low income housing tax credits which may be applied against the federal income tax liability of an investor. The Fund's objective are to: (i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; ii) provide limited cash distributions from the operations of apartment complexes and; iii) preserve and protect the Fund's capital. Arch Street VIII, Inc., a Massachusetts corporation is the Managing General Partner of the Fund. Arch Street VII Limited Partnership, a Massachusetts limited partnership, whose general partner consists of Arch Street, Inc., is also a General Partner. Both the Managing General Partner and Arch Street VII, L.P. are affiliates of MMA Financial, Inc. ("MMA"). The fiscal year of the Fund ends on March 31. On June 26, 2009, Municipal Mortgage & Equity, LLC (the parent company of MMA Financial, Inc.) entered into a purchase and sale agreement with JEN I, L.P. for the sale of substantially all of its low-income housing tax credit business, including the Fund and its General Partners. Upon the consummation of the sale transaction (expected to occur on or before August 31, 2009), the General Partners will be owned or controlled by JEN I, L.P.

The Partnership Agreement authorizes the sale of up to 100,000 Units of limited partnership interest ("Units") at $1,000 per Unit. In total, the Fund received $50,930,000 of capital contributions from investors admitted as Limited Partners for 50,930 Units. On November 30, 1993, the Fund held its final investor closing.

Under the terms of the Partnership Agreement, the Fund originally designated 5% of the Gross Proceeds from the sale of Units as a reserve for working capital of the Fund and contingencies related to ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such amounts from time to time as it deems appropriate. At March 31, 2009 and 2008, the Managing General Partner has designated $1,587,737 and $613,617, respectively as such Reserves.

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

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

2. Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Fund, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Fund's financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($1,224,904 and $2,042,039, respectively at March 31, 2009 and 2008). The
Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund.

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

The Managing General Partner has decided to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2008 and 2007 and for the years then ended.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

2.Significant Accounting Policies (continued)

Investments in Local Limited Partnerships (continued)

The Fund has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision to reduce the investment to the sum of the estimated remaining benefits will be recorded in the Fund's financial statements. The estimated remaining benefits for each Local Limited Partnership consist of estimated future tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Included in the estimated residual proceeds calculation is current net operating income capitalized at a regional rate specific to each Local Limited Partnership less the debt of the Local Limited Partnership. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than-temporary impairments. However, the Fund may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

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

In December 2008, the Financial Accounting Standards Board (`FASB") issued Interpretation No. 48-3 "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises" ("FIN48-3"). FIN48-3 deferred the effective date of FIN48 for certain nonpublic organizations. The deferred effective date is intended to give the FASB additional time to develop guidance on the application of FIN48 by pass-through and not-for-profit entities. The General Partner may modify the Fund's disclosures if the FASB's guidance regarding the application of FIN48 to pass-through entities changes.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

2. Significant Accounting Policies (continued)

Effect of New Accounting Principles

SFAS No. 157

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157- 2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. The Fund adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis effective April 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Fund's Financial Statements. The Fund does not expect the adoption of the remaining provisions of SFAS No. 157 to have a material effect on the Fund's financial position, operations or cash flow. This standard requires that a Fund measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

Financial assets accounted for at fair value on a recurring basis at March 31, 2009 include cash equivalents of $1,564,981 and restricted cash of $281,073.

SFAS No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Fund has not elected to measure any financial assets and financial liabilities at fair value under the provisions of SFAS No. 159.

             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

3.   Investments in Local Limited Partnerships

The Fund currently owns limited partnership interests in thirteen Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood Apartments which is 19.8%, Eden Park which is 67%, Fountain Lakes which is 90%, and Twin Oaks Meadow which is 95.89%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund's interests in the Local Limited Partnership's at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to a third parties, or upon dissolution of the Local Limited Partnership's, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

The following is a summary of investments in Local Limited Partnerships at March 31, 2009 and 2008:

                                                                                      2009             2008
                                                                                   ----------     ------------
Capital contributions and advances paid to Local Limited Partnerships
and purchase price paid to withdrawing partners of Local Limited Partnerships    $  27,305,481     $ 30,987,652

Cumulative equity in losses of Local Limited Partnerships (excluding
    cumulative unrecognized losses of $3, 570,296 and $7,780,165)                   (20,745,430)      22,768,936)

Cumulative cash distributions received from Local Limited Partnerships              (2,382,471)       (2,429,023)
                                                                              ----------------     ----------------

Investments in Local Limited Partnerships before adjustments                         4,177,580          5,789,693

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                       846,688            1,081,467

   Cumulative amortization of acquisition fees and expenses                           (298,577)           (341,334)
                                                                              ----------------     ----------------

Investments in Local Limited Partnerships before valuation allowance                 4,725,691            6,529,826

Valuation allowance on investments in Local Limited Partnerships                    (3,500,787)          (4,487,787)
                                                                              ----------------     ----------------=

Investments in Local Limited Partnerships                                     $      1,224,904     $      2,042,039
                                                                              ================     ================


During the year ended March 31, 2009, the Fund advanced $48,404 to one of the Local Limited Partnerships, all of which was reserved. The Fund has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

            BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

3. Investments in Local Limited Partnerships (continued)

Summarized combined financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2008 and 2007 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

Summarized Balance Sheets - as of December 31,

                                                                                   2008                2007
                                                                             ----------------    -------------

Assets:
   Investment property, net                                                  $     44,067,522    $     48,276,805
   Other assets                                                                     4,510,500           4,447,515
                                                                             ----------------    ----------------
     Total Assets                                                            $     48,578,022    $     52,724,320
                                                                             ================    ================

Liabilities and Partners' Equity (Deficiency):
   Mortgage notes payable                                                    $     44,035,823    $     45,577,718
   Other liabilities                                                                8,534,676           8,102,952
                                                                             ----------------    ----------------
     Total Liabilities                                                             52,570,499          53,680,670
                                                                             ----------------    ----------------

Fund's deficiency                                                                  (4,993,560)         (2,568,179)
Other partners' equity                                                              1,001,083           1,611,829
                                                                             ----------------    ----------------
   Total Partners' Deficiency:                                                     (3,992,477)           (956,350)
                                                                             ----------------    ----------------
   Total Liabilities and Partners' Equity                                    $     48,578,022    $     52,724,320
                                                                             ================    ================


Summarized Statements of Operations  -
for the years ended December 31,

                                                                                   2008                2007
                                                                             ----------------    ---------------

Rental and other income                                                      $     12,017,642    $     12,983,714
                                                                             ----------------    ----------------

Expenses:
   Operating                                                                        8,268,699          11,351,598
   Interest                                                                         2,614,705           3,404,603
   Depreciation and amortization                                                    2,954,166           3,388,965
                                                                             ----------------    ----------------
     Total Expenses                                                                13,837,570          18,145,166
                                                                             ----------------    ----------------

Net Loss                                                                     $     (1,819,928)   $     (5,161,452)
                                                                             ================    ================

Fund's share of net loss (2008 includes $78,010 from prior years)            $     (1,325,043)   $     (4,681,934)
                                                                             ================    ================
Other partners' share of net loss                                            $       (416,875)   $       (479,518)
                                                                             =================   ================



For the years ended March 31, 2009 and 2008, the Fund has not recognized $1,022,349 and $4,342,927, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships. Previously unrecognized losses of $82,456 were included in losses recognized in the year ended March 31, 2009.

            BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

3. Investments in Local Limited Partnerships (continued)

The Fund's deficiency as reflected by the Local Limited Partnerships of ($4,993,560) and ($2,568,179) at December 31, 2008 and 2007, respectively, differs from the Fund's investments in Local Limited Partnerships before adjustments of $4,177,580 and $5,789,693 at December 31, 2008 and 2007,
respectively, primarily due to: (i) two Local Limited Partnerships whose interests were sold in the quarter ended March 31, 2009 being included in the summarized balance sheets of the Local Limited Partnerships at December 31, 2008
(ii) cumulative unrecognized losses as described above; (iii) syndication costs charged to equity by the Local Limited Partnerships that are not reflected in the Fund's investments in Local Limited Partnerships; (iv) advances to Local Limited Partnerships that the Fund included in investments in Local Limited Partnerships and (v) cash distributions made by Local Limited Partnerships during the quarter ended March 31, 2008 not reflected in the December 31, 2007 balance sheets of the Local Limited Partnerships.

For the year ended March 31, 2009, one of the Local Limited Partnerships with a carrying value of $0 was considered to have operating issues significant enough to warrant its independent auditor to issue an audit report that raised substantial doubt about the Local Limited Partnership's ability to continue as a going concern. However, the Fund believes that support from the Local General Partner and adequate Local Limited Partner reserve levels will likely mitigate substantial risk to the Fund.

During the year ended March 31, 2009, the Fund sold its interest in three Local Limited Partnerships resulting in a gain of $1,432,168.


The Fund has set aside in an escrow account future capital contributions related to its investment in one Local Limited Partnership. Interest earned on this deposit is payable to the Local General Partner. As of March 31, 2009 and 2008, the Fund's escrow balance is $284,447 and $278,198, respectively. As of March 31, 2009 and 2008, $139,051 and $133,417, respectively of interest due to the Local General Partner is included in due to affiliates.


4.   Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of 0.50% (annually adjusted by the CPI factor) of Gross Proceeds as the annual Asset Management Fee for administering the affairs of the Fund. Asset Management Fees of $377,230 and $365,994 have been expensed in the years ended March 31, 2009 and 2008, respectively. During the years ended March 31, 2009 and 2008, $494,416 and $245,000 respectively, were paid out of available cash flow for Asset Management Fees. Included in due to affiliates at March 31, 2009 and 2008 is $94,378 and $211,564, respectively of Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. Included in general and administrative expenses for the years ended March 31, 2009 and 2008 is $149,089 and $142,286, respectively that the Fund has incurred for these expenses. During the year ended March 31, 2009 and 2008, salaries and benefits of $169,776 and $70,485, respectively, were paid to the affiliate of the Managing General Partner. As of March 31, 2009 and 2008, $51,114 and $71,801, respectively of these reimbursements remains unpaid.

An affiliate of the General Partner is reimbursed for the actual cost of the Fund's operating expenses. As of March 31, 2009 and 2008, $12,567 and $56,309, respectively is reimbursable to the affiliate.

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                  NOTES TO THE FINANCIAL STATEMENTS (continued)

5.   Federal Income Taxes

The following schedule reconciles the reported financial statement net loss for the fiscal years ended March 31, 2009 and 2008 to the net loss reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2008 and 2007:

                                                                                    2009                 2008
                                                                               --------------       -------------

Net Income (Loss) per financial statements                                     $    357,813         $   (1,554,485)

Equity in losses of Local Limited Partnerships for financial reporting
   purposes in excess of equity in losses for tax purposes                          127,263              2,829,003

Equity in losses of Local Limited Partnerships not recognized
   for financial reporting purposes                                                (939,893)            (4,342,927)

Adjustment to reflect March 31 fiscal year end to
   December 31 taxable year end                                                       (8,434)               (8,624)

Amortization for tax purposes in excess of amortization
   for financial reporting purposes                                                  (26,633)              (24,783)

Provision for valuation allowance on advances to Local Limited
   Partnerships, not deductible for tax purposes                                      48,404                      -

Impairment on investments in Local Limited Partnerships
   not deductible for tax purposes                                                    99,000                595,488

Gain on sale of investments in Local Limited Partnership for financial
   reporting purposes in excess of gain for tax purposes                            (429,344)                     -

Gain on write-off of investments in Local Limited Partnerships for tax
   purposes                                                                                              (1,269,913)
                                                                                            -

Cash distributions included in net loss for financial reporting purposes              (87,177)               (8,424)
                                                                                --------------       ----------------

Net Loss per tax return                                                        $     (859,001)         $ (3,784,665)
                                                                                  ============         ==============

             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

5. Federal Income Taxes (continued)

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2009 and December 31, 2008, respectively are as follows:

                                                                Financial
                                                                Reporting            Tax
                                                                Purposes          Purposes           Differences

Investments in Local Limited Partnerships                   $    1,224,904     $   (4,063,128)     $    5,288,032
                                                            ==============     ==============      ==============
Other assets                                                $    1,849,569     $    8,282,050      $   (6,432,481)
                                                            ==============     ==============      ==============
Liabilities                                                 $      356,210     $      320,628      $       35,582
                                                            ==============     ==============      ==============

The differences in assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $9,805,000 more than for financial reporting purposes, including approximately $3,570,000 of losses the Fund has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceed its total investments;
(ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $214,000; (iii) approximately $62,000 of cash distributions received from Local Limited Partnerships were received during the three months ended March 31, 2009; (iv) the Fund has recorded an impairment allowance on its investments in Local Limited Partnerships for approximately $3,488,000 that is not recorded for tax purposes; and (v) organizational and offering costs of approximately $6,305,000 that have been capitalized for tax purposes are charged to Limited Partners' equity for financial reporting purposes.

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

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                  NOTES TO THE FINANCIAL STATEMENTS (continued)


6.   Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represents more than 20% of the Fund's total assets or equity as of March 31, 2009 or 2008 or net losses for the years ended either March 31, 2009 or 2008. The following financial information represents the performance of these Local Limited Partnerships for the years ended December 31, 2008 and 2007:

Citrus Glen                                                                        2008                    2007
-----------                                                                   ---------------         ---------------

Total Assets                                                                  $     4,985,663         $     5,469,778
Total Liabilities                                                             $     5,867,615         $     5,964,257
Revenue                                                                       $     1,407,210         $     1,489,070
Net Loss                                                                      $      (254,158)        $      (226,055)