Form 10-Q
period 2009-06-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2009-08-14
CIK 892342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 2009
                               ----------------------------

                                           OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from            to
                               --------          -------------


                         Commission file number 0-24584
                                               --------
          Boston Financial Tax Credit Fund VII, A Limited Partnership
        ---------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


      Massachusetts                                 04-3166203
----------------------------------------      ---------------------------
 (State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                  Identification No.)



   101 Arch Street, Boston, Massachusetts              02110-1106
---------------------------------------------   ------------------------
  (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code    (617) 439-3911
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

Large accelerated filer  ___                  Accelerated Filer  ___
Non-accelerated filer    ___
(Do not check if a smaller reporting company) Smaller reporting company   X
                                                                      -------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

                              Yes     No X .
                                ____    ____

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheets - June 30, 2009 (Unaudited) and March 31, 2009 (Audited)           1

          Statements of Operations (Unaudited) -
               For the Three Months Ended June 30, 2009 and 2008                            2

          Statement of Changes in Partners' Equity
               (Unaudited) - For the Three Months Ended June 30, 2009                       3

          Statements of Cash Flows (Unaudited) -
               For the Three Months Ended June 30, 2009 and 2008                            4

          Notes to the Financial Statements (Unaudited)                                     5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                       16

Item 4.   Controls and Procedures                                                          16

PART II - OTHER INFORMATION

Items 1-6                                                                                  17

SIGNATURE                                                                                  18

CERTIFICATIONS                                                                             19



           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                                 BALANCE SHEETS
             June 30, 2009 (Unaudited) and March 31, 2009 (Audited)




Assets                                                                             June 30                March 31
--------                                                                     -----------------       ---------------

Cash and cash equivalents                                                     $      1,421,044        $     1,564,981
Restricted cash                                                                        284,788                284,447
Investments in Local Limited Partnerships (Note 1)                                   1,117,234              1,224,904
Other assets                                                                                70                    141
                                                                              ----------------        ---------------
     Total Assets                                                             $      2,823,136        $     3,074,473
                                                                              ================        ===============

Liabilities and Partners' Equity
--------------------------------
Due to affiliates                                                             $        264,624        $       297,110
Accrued expenses                                                                        80,710                 59,100
                                                                              ----------------        ---------------
     Total Liabilities                                                                 345,334                356,210


General, Initial and Investor Limited Partners' Equity                               2,477,802              2,718,263
                                                                              ----------------        ---------------
     Total Liabilities and Partners' Equity                                   $      2,823,136        $     3,074,473
                                                                              ================        ===============


    The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 2009 and 2008
                                   (Unaudited)



                                                                                 2009                     2008
                                                                           ----------------         ---------------
Revenue:
   Investment                                                              $          5,676        $          5,464
                                                                           ----------------        ----------------
     Total Revenue                                                                    5,676                   5,464
                                                                           ----------------        ----------------

Expense:
   Asset management fees, affiliate                                                  94,378                  94,284
   Provision for valuation allowance on advances to
     Local Limited Partnerships                                                           -                  48,404
    Impairment on investments in Local Limited Partnerships                           5,000                       -

   General and administrative (includes reimbursements to
     an affiliate in the amount of  $30,971 and  $30,995
     in 2009 and 2008, respectively)                                                 69,823                  64,142
   Amortization                                                                       2,177                   3,711
                                                                           ----------------        ----------------
     Total Expense                                                                  171,378                 210,541
                                                                           ----------------        ----------------

Loss before equity in losses of Local Limited Partnerships                         (165,702)               (205,077)

Equity in losses of Local Limited Partnerships (Note 1)                             (74,759)               (103,719)

Gain on disposal of investments in Local Limited Partnerships                             -               1,310,825
                                                                           -----------------        ----------------

Net Income (Loss)                                                          $       (240,461)       $      1,002,029
                                                                           =================       ================

Net Income (Loss) allocated:
   General Partners                                                        $         (2,405)       $         10,020
   Limited Partners                                                                (238,056)                992,009
                                                                           -----------------       ----------------
                                                                           $       (240,461)       $      1,002,029
                                                                           =================       ================
Net Income (Loss) per Limited Partner Unit
   (50,930 Units)                                                          $         (4.67)        $          19.48
                                                                           ================        ================


   The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                    For the Three Months Ended June 30, 2009
                                   (Unaudited)






                                                               Initial           Investor
                                              General          Limited            Limited
                                             Partners          Partner           Partners            Total
                                            -----------       ----------       -------------     ------------
    Balance at March 31, 2009               $    27,182    $     5,000        $   2,686,081      $ 2,718,263

    Net Loss                                     (2,405)             -             (238,056)        (240,461)
                                            ------------    -----------       ---------------    --------------

    Balance at June 30, 2009                $    24,777     $    5,000        $   2,448,025     $  2,477,802
                                            ===========     ===========       ==============     ============


    The accompanying notes are an integral part of these financial statements.


                BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2009 and 2008
                                   (Unaudited)






                                                                              2009                    2008
                                                                          -------------         ---------------

Net cash used for operating activities                                    $    (169,671)         $    (128,415)

Net cash provided by investing activities                                        25,734              1,474,591
                                                                          -------------          -------------

Net increase (decrease) in cash and cash equivalents                           (143,937)             1,346,176

Cash and cash equivalents, beginning                                          1,564,981                613,617
                                                                          -------------          -------------

Cash and cash equivalents, ending                                         $   1,421,044          $   1,959,793
                                                                          =============          =============

   The accompanying notes are an integral part of these financial statements.

               BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund's Form 10-K for the year ended March 31, 2009. In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2009 and 2008.

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

1.   Investments in Local Limited Partnerships
______________________________________________
The Fund has limited partnership interests in thirteen Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood Apartments which is 19.8%, Eden Park which is 67%, Fountain Lakes which is 90%, and Twin Oaks Meadow which is 95.89%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

               BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                   (Unaudited)


1.   Investments in Local Limited Partnerships (continued)
___________________________________________________________
The following is a summary of investments in Local Limited Partnerships at June 30, 2009 and March 31, 2009:

                                                                                       June 30         March 31
Capital contributions and advances paid to Local Limited Partnerships            ----------------    --------------
and
    purchase price paid to withdrawing partners of Local Limited
   Partnerships                                                               $      27,305,481     $   27,305,481

Cumulative equity in losses of Local Limited Partnerships
(excluding cumulative unrecognized losses of $3,812,564 and $3,570,296 at June
 30 and March 31, 2009, respectively)                                               (20,820,189)       (20,745,430)

Cumulative cash distributions received from Local Limited Partnerships               (2,408,205)        (2,382,471)
                                                                                  ---------------     --------------

Investments in Local Limited Partnerships before adjustments                          4,077,087          4,177,580

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                        846,688            846,688

   Cumulative amortization of acquisition fees and expenses                            (300,754)          (298,577)
                                                                                  ----------------     --------------

Investments in Local Limited Partnerships before valuation allowance                  4,623,021          4,725,691

Valuation allowance on investments in Local Limited Partnerships                     (3,505,787)        (3,500,787)
                                                                                  ----------------     --------------

Investments in Local Limited Partnerships                                     $       1,117,234       $  1,224,904
                                                                                  ===============     ===============


The Fund's share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2009 and 2008 is $317,027 and $462,243, respectively. For the three months ended June 30, 2009 and 2008, the Fund has not recognized $242,268 and $358,524, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

The Fund has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

2.   Fair Value Measurements
_____________________________
SFAS No. 157
______________
In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides enhanced guidance for using fair value to measure assets and liabilities.
SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2,
"Effective Date of FASB Statement No. 157", which delays the effective date of SFAS No. 157 for all nonfinancial

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                (Unaudited)

2. Fair Value Measurements (continued)
______________________________________
SFAS No. 157 (continued)
_________________________
assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis until November 15, 2008. The Fund adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis effective April 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Fund's Financial Statements. The Fund does not expect the adoption of the remaining provisions of SFAS No. 157 to have a material effect on the Fund's financial position, operations or cash flow. This standard requires that a Fund measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

Financial assets accounted for at fair value on a recurring basis at June 30, 2009 include cash equivalents of $1,421,044 and restricted cash of $281,414.

SFAS No. 159
_____________
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Fund has not elected to measure any financial assets and financial liabilities at fair value under the provisions of SFAS No. 159.

3.   New Accounting Principles
______________________________
FIN48-3
_______
In December 2008, the FASB issued Interpretation No. 48-3 "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises" ("FIN48-3"). FIN48-3 deferred the effective date of FIN48 for certain nonpublic organizations. The deferred effective date is intended to give the FASB additional time to develop guidance on the application of FIN48 by pass-through and not-for-profit entities. The General Partner may modify the Fund's disclosures if the FASB's guidance regarding the application of FIN48 to pass-through entities changes.

SFAS No. 168
____________
In June 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 establishes the FASB Standards Accounting Codification ("Codification") as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only

                BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                   (Unaudited)

3. New Accounting Principles (continued)
________________________________________
SFAS No. 168 (continued)
________________________
apply to SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement will not have an impact on the Fund's financial position or results of operations, but will change the way in which GAAP is referenced in the Fund's financial statements. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009.

SFAS No. 165
____________
In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Fund adopted SFAS 165 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of June 30, 2009 through August 14, 2009, the date the financial statements were issued. During this period, the Fund did not have any recognizable subsequent events.

FAS 107-1 and APB 28-1
______________________
In April 2009, the FASB issued FASB Staff Position ("FSP") FAS 107-1 and APB 28-1, "Interim disclosures about Fair Value Measurement", which amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosures about the fair value of financial instruments for interim reporting periods. This FSP also requires companies to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to describe any changes during the period. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Fund adopted FSP FAS 107-1 and APB 28-1 effective April 1, 2009 and the adoption did not have a material impact on the Fund's financial position or results of operations.

4.   Significant Subsidiaries
_____________________________
The following Local Limited Partnership invested in by the Fund represents more than 20% of the Fund's total assets or equity as of June 30, 2009 or 2008 or net losses for the three months ended either June 30, 2009 or 2008. The following financial information represents the performance of this Local Limited Partnership for the three months ended March 31, 2009 and 2008:

Citrus Glen                           2009                     2008
-----------                     -------------           --------------

Revenue                      $    351,800                $ 372,300

Net Loss                     $    (63,700)               $ (56,500)

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

Critical Accounting Policies
_____________________________
The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Fund, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Fund's financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($1,117,234 and $1,224,904 at June 30, 2009 and March 31, 2009,
respectively). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund.

The Fund has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships. Periodically, the carrying values of the investments are tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision to reduce the investment to the sum of the estimated remaining benefits will be recorded in the Fund's financial statements. The estimated remaining benefits for each Local Limited Partnership consist of estimated future tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Included in the estimated residual proceeds calculation is current net operating income capitalized at a regional rate specific to each Local Limited Partnership less the debt of the Local Limited Partnership. Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions in amounts sufficient to prevent other-than- temporary impairments. However, the Fund may record similar impairment losses in the future if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources
_______________________________
At June 30, 2009, the Fund had cash and cash equivalents of $1,421,044 as compared with $1,564,981 at March 31, 2009. This decrease is primarily attributable to cash used for operations, partially offset by cash distributions received from Local Limited Partnerships.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At June 30, 2009 and March 31, 2009, respectively, $1,454,947 and $1,587,737 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $128,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of June 30, 2009, the Fund has advanced approximately $1,525,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $562,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of June 30, 2009, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash Distributions
__________________
No cash distributions were made to Limited Partners during the three months ended June 30, 2009.

Results of Operations
_____________________
The Fund's results of operations for the three months ended June 30, 2009 resulted in a net loss of $240,461 as compared to a net income of $1,002,029 for the same period in 2008. The increase in net loss is primarily attributable to decrease in gain on sale of investments, an increase in general and administrative expenses and an increase in impairment on investments in Local Limited Partnerships, offset by a decrease in equity in losses and a decrease in provision for valuation allowance on advances to Local Limited Partnerships. The decrease in gain on sale of investments in Local Limited Partnerships is due to the sale of one Local Limited Partnership made during the prior year. General and administrative expenses increased due to the increased charges due to an affiliate of the Managing General Partner for operations and administrative expenses necessary for the operation of the Fund. The increase in impairment on investments in Local Limited Partnerships increased due to the Fund recording an impairment allowance for its investments in certain Local Limited Partnerships. Equity in losses decreased primarily due to an increase in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero. The decrease in provision for valuation allowance on advances to Local Limited Partnerships is the result of reserves for advances made to one Local Limited Partnership in the prior year.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update
_________________
The Fund is a Massachusetts limited partnership organized to invest in Local Limited Partnerships which own and operate apartment complexes that are eligible for low income housing tax credits which may be applied against the federal income tax liability of an investor. The Fund's objectives are to: (i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; (ii) provide limited cash distributions from the operations of apartment complexes and; (iii) preserve and protect the Fund's capital. The fiscal year of the Fund ends on March 31.

Municipal Mortgage & Equity, LLC ("MuniMae") is in the process of selling substantially all of the assets of its Low Income Housing Tax Credit business to a venture consisting of JEN Partners, LLC or its affiliates ("JEN") and/or Real Estate Capital Partners, LP or its affiliates ("RECP"). The first stage of this sale closed on July 30, 2009 and a second closing is scheduled for on or about August 31, 2009. The entire sale will be completed no later than December 31, 2009. Upon completion of the acquisition, the business will be owned by Boston Financial Investment Management, LP, a Delaware limited partnership, which is directly and indirectly owned by JEN and/or RECP ("Boston Financial"). The general partner of Boston Financial will be BFIM Management, LLC, a JEN affiliate. Effective as of July 30, 2009, MuniMae has engaged BFIM Asset Management, LLC ("BFIM"), an affiliate of Boston Financial, to provide asset management to the Fund. Most of the employees of MuniMae's LIHTC business have joined Boston Financial and BFIM; the operations of the business are to remain intact in the Boston office and the Fund will continue to be managed and administered in the ordinary course.

Arch Street VIII, Inc. is the Managing General Partner of the Fund ("Arch Street") and Arch Street VII Limited Partnership is the co-General Partner of the Fund ("Arch Street LP"). The general partner of Arch Street LP is Arch Street. In connection with the above-described transaction, the ownership interests in Arch Street are being transferred from entities controlled by MuniMae to one or more entities controlled by or associated with Boston Financial. The transfer is expected to occur on or about August 31, 2009, and will not change the organizational structure of the Fund. The principal office and place of business of the Fund subsequent to the transfer will continue to be 101 Arch Street, 13th Floor, Boston, Massachusetts 02110.

As of June 30, 2009, the Partnership's investment portfolio consisted of a limited partnership interest in thirteen Local Limited Partnerships which own and operate a multi-family apartment complex that has generated Tax Credits. Since inception, the Partnership generated Tax Credits of approximately $1,485 per Limited Partner Unit. In the aggregate, actual and estimated Tax Credits enabled the Fund to meet the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in the recapture of a portion of the property's Tax Credits. The Compliance Period for eight of the thirteen Properties, which the Fund has an interest, expired on or before December 31, 2008. The Compliance Period for four of the remaining five Properties will expire December 31, 2009, while the remaining Property will expire December 31, 2010. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in five additional Local Limited Partnerships in 2009. In addition, the Fund is in negotiations with potential buyers to dispose of its interest in five Local Limited Partnerships. None of the Local Limited Partnerships in which the Fund had an interest were disposed of during the three months ended June 30, 2009.

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

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)
____________________________
The Fund is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

Property Discussions
____________________
A majority of the Properties in which the Fund has an interest have stabilized operations and operate above breakeven at March 31, 2009. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Fund's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, occupancy rose from 75% at December 31, 2007 to 97% at September 30, 2008 for Des Moines Street Village, located in Des Moines, Iowa. Property operations improved significantly during the twelve month period ending December 31, 2008. Due to increased occupancy, 97% for the six month period ending December 31, 2008, the Property operated above breakeven. In June 2008, the Fund advanced $48,404 to the Property in order to pay real estate taxes originally due in September 2007. These past due real estate taxes resulted in the Local General Partner defaulting on the Partnership agreement, as well as the mortgage loan. The Managing General Partner was actively pursuing a replacement of the Local General Partner. While the Local General Partner

            BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
________________________________
had previously funded deficits and the Property remained current on its debt obligations, the Managing General Partner approved the Local General Partner request to a reduced rate refinancing of the Property's first mortgage in April 2004. As part of this transaction, the Managing General Partner, and the Local General Partner, entered into a put agreement whereby the Fund can transfer its interest in the Local Limited Partnership for a nominal amount, any time after the expiration of the Compliance Period on December 31, 2009. On January 29, 2009, the Managing General Partner removed the Local General Partner and as a result, the previous put agreement was no longer valid. The Managing General Partner, concurrently with the removal of the Local General Partner, entered into a new put agreement with the Local General Partner successor and sold its interest for $1, to be effective January 30, 2009. The Managing General Partner estimates that this transaction will result in 2009 taxable income projected to be approximately $53,000, or about $1.04, per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner entered into an agreement that would require the Local General Partner to either purchase the Fund's interest in Sunrise Terrace, located in Madera, California, after the end of the compliance period on December 31, 2008, based on the appraised value of the Property, or to market the Property for sale. The Local General Partner opted to market the property for sale and a Purchase and Sales Agreement was signed on June 9, 2009 and amended on June 23, 2009. The sale of the property is expected late August 2009. The Managing General Partner currently estimates $400,000, or $7.85 per Unit, in sales proceeds.

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

As previously reported, with respect to the Fund, a Settlement Agreement providing an option, subject to various conditions, to purchase the Fund's interests in Woods Lane, L.P., located in Rogers, Arkansas, was not exercised. The Managing General Partner is currently exploring alternative exit strategies for this Local Limited Partnership interest. The Managing General Partner anticipates the Fund's interest in the Local Limited Partnership will terminate in October 2009, a transaction that could result in a net sales proceeds to the Fund of approximately $374,000, or $7.34 per Unit.

As previously reported, with respect to the Fund, a Settlement Agreement provided an option, subject to various conditions, to purchase the Fund's interest in Fountain Lakes, L.P., located in Benton, Arkansas, was not exercised. The Managing General Partner is currently exploring alternative exit strategies for this Local Limited Partnership interest. The Managing General Partner anticipates the Fund's interest in the Local Limited Partnership will terminate in October 2009, a transaction that could result in a net sales proceeds to the Fund of approximately $1,309,000, or $25.70 per Unit.

            BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
________________________________
As previously reported, Guardian Place, located in Richmond, Virginia, refinanced its existing debt, on July 29, 2005. In addition to an annual debt service reduction of approximately $49,000, additional loan proceeds were utilized to retire a second mortgage and provide for a distribution of refinancing proceeds of $212,461 to the Fund on August 1, 2005. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of refinancing proceeds in Reserves. As part of this transaction, the Managing General Partner and the Local General Partner entered into an agreement that would allow for a sale at the end of the Compliance Period on December 31, 2009.

As previously reported, occupancy at Grand Boulevard Renaissance, located in Chicago, Illinois averaged 93% for the year ending March 31, 2009. However, working capital and debt service coverage remained below acceptable levels. The Property continued to operate below breakeven due to increased maintenance and natural gas heating expenses. A representative of the Managing General Partner conducted a physical inspection as part of an October 2008 site visit. Despite improvements since a December 2007 visit, the Property was still assigned an unfavorable rating due to significant deferred maintenance and unaddressed issues. A representative of the Managing General Partner will conduct a fall 2009 site visit. The Managing General Partner's representative also considers property management to be weak and limited in capacity to address the physical needs of the Property. Advances from the Local General Partner and working capital have enabled the Property to remain current on its loan obligations. In response to prior deficits, during 2001 the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage. In addition, in an effort to further reduce the Property's debt service burden, in July 2003 the Local Limited Partnership and the Illinois Housing Development Authority closed on a mortgage restructuring of the second mortgage that reduced monthly debt service payments until June 1, 2005. As part of the transaction, the management agent agreed to subordinate a percentage of its management fee to payment of the second mortgage debt service. Currently, there are no plans to dissolve this property prior to the end of the tax credit compliance period, which ends on December 31, 2009.

As previously reported, in an effort to reduce the Fund's risk to chronic operating difficulties at Wynmor, also known as Eden Park, located in Brooklyn Park, Minnesota, the Managing General Partner and Local General Partner, on October 1, 2003, entered into an agreement to transfer a portion of the Fund's interest in the Property's future Tax Credits (approximately $11 per Unit) and tax losses to the Local General Partner. In return, the Local General Partner agreed to deposit $500,000 into an escrow to be used to fund current and future operating deficits and to fund as much as an additional $500,000 to cover future operating deficits. The Managing General Partner and Local General Partner also have an agreement that allows for the Managing General Partner to put the Fund's interest to the Local General Partner for $1 any time after October 1, 2003 and that the Local General Partner could call the Fund's interest for fair market value any time after January 2, 2009. The Managing General Partner expects the put to be exercised in September 2009. Although occupancy averaged 93% for the six months ending June 30, 2009, the Property operated slightly below breakeven for the same time period. The Compliance Period for the Property expired on December 31, 2008.

As previously reported, the Local General Partner of Twin Oaks Meadows, located in Lansing, Michigan, with the Fund's consent, obtained soft loan financing in May 2004 to undertake much needed security improvements to the Property, reduce payables and fund operating deficits. In return for its consent, the Fund received a put option that allows the Fund to transfer its interest in the Local Limited Partnership for a nominal price to the Local General Partner at any time subsequent to the end of the Property's Compliance Period on December 31, 2009. Working capital and debt service levels remain below acceptable levels at March 31, 2009. Although occupancy rose from 70% for the three months ending June 30, 2008 to 97% for the three months ending March 31, 2009, the crime rate in the immediate area continues to impact Twin Oaks' ability to rent units and retain tenants. In response, a neighborhood watch program was implemented and many of the residents' concerns regarding safety have been addressed. A new site manager was brought in May 2007, implementing programs to involve residents, as well as the community at large. Further, a new management company was brought in July 2008, which the Managing General Partner believes has helped occupancy at the property.

            BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)
________________________________
The Local General Partner of Fairhaven Manor, located in Burlington, Washington, is currently working on a permanent loan extension. The loan matured on June 1, 2009, at which time a balloon payment was due; however, the loan has not yet been declared in default. The compliance period ended December 31, 2008, therefore there is no recapture risk at the Property. The Managing General Partner is currently negotiating an exit strategy with the Local General Partner. The likely end result is that the Local General Partner and Managing General Partner will agree on a price for the Local General Partner to purchase the Fund's interest in the property.

The Managing General Partner anticipates transferring the Fund's interest in the Local Limited Partnership that owns Crafton Place Apartments, located in Fayetteville, Arkansas, in the third quarter fiscal year 2010. Net sales proceeds are projected to be approximately $325,000, or $6.38 per Unit. The Managing General Partner expects the sale of the Fund's interest to result in a 2009 estimated taxable gain of approximately $148,000, or about $2.91 per Unit. The Compliance Period expired on December 31, 2007.

        BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non Applicable

                             CONTROLS AND PROCEDURES



Disclosure Controls and Procedures
__________________________________
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that as of June 30, 2009, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting
_________________________________________
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an assessment of the effectiveness of our internal control over financial reporting. This assessment was based upon the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management assessed the Fund's internal control over financial reporting as of June 30, 2009. Based on this assessment, management concluded that, as of June 30, 2009, the Fund's internal control over financial reporting were designed effectively.

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

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2009.

                   BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 14, 2009                   BOSTON FINANCIAL TAX CREDIT FUND VII,
                                         A LIMITED PARTNERSHIP


                                         By:   Arch Street VIII, Inc.,
                                               its Managing General Partner

                                             /s/Greg Judge
                                            _____________
                                               Greg Judge
                                               President
                                               Arch Street VIII, Inc.