Form 10-Q
period 2009-09-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2009-11-16
CIK 892342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
                            ------------------------

                                   OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                 to
                               ------------            --------------


                 Commission file number 0-24584

       Boston Financial Tax Credit Fund VII, A Limited Partnership
         (Exact name of registrant as specified in its charter)


                   Massachusetts                       04-3166203
----------------------------------------       ------------------------
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                 Identification No.)



   101 Arch Street, Boston, Massachusetts                02110-1106
---------------------------------------------  ---------------------------
  (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code   (617) 439-3911
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

Large accelerated filer ___                        Accelerated Filer  ___
Non-accelerated filer   ___ (Do not check if a
smaller reporting company)                         Smaller reporting company X
                                                                           ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
                                   Yes  No X .

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheets - September 30, 2009 (Unaudited) and
               March 31, 2009 (Audited)                                                     1

          Statements of Operations (Unaudited) -
               For the Three and Six Months Ended September 30, 2009 and 2008               2

          Statement of Changes in Partners' Equity
               (Unaudited) - For the Six Months Ended September 30, 2009                    3

          Statements of Cash Flows (Unaudited) -
               For the Six Months Ended September 30, 2009 and 2008                         4

          Notes to the Financial Statements (Unaudited)                                     5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                       16

Item 4.   Controls and Procedures                                                          16

PART II - OTHER INFORMATION

Items 1-6                                                                                  17

SIGNATURE                                                                                  18

CERTIFICATIONS                                                                             19

                    BOSTON FINANCIAL TAX CREDIT FUND VII,
                             A LIMITED PARTNERSHIP


                                 BALANCE SHEETS
           September 30, 2009 (Unaudited) and March 31, 2009 (Audited)




Assets                                                                            September 30            March 31
--------                                                                     -----------------       ----------------

Cash and cash equivalents                                                     $      3,896,815        $     1,564,981
Restricted cash                                                                        244,192                284,447
Investments in Local Limited Partnerships (Note 1)                                     449,244              1,224,904
Other assets                                                                                19                    141
                                                                              ----------------        ---------------
     Total Assets                                                             $      4,590,270        $     3,074,473
                                                                              ================        ===============

Liabilities and Partners' Equity

Due to affiliates                                                             $        321,696        $       297,110
Accrued expenses                                                                        35,772                 59,100
                                                                              ----------------        ---------------
     Total Liabilities                                                                 357,468                356,210


General, Initial and Investor Limited Partners' Equity                               4,232,802              2,718,263
                                                                              ----------------        ---------------
     Total Liabilities and Partners' Equity                                   $      4,590,270        $     3,074,473
                                                                              ================        ===============

   The accompanying notes are an integral part of these financial statements.


                      BOSTON FINANCIAL TAX CREDIT FUND VII,
                              A LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended September 30, 2009 and 2008
                                   (Unaudited)



                                                         Three Months Ended                          Six Months Ended
                                                  September 30,         September 30,        September 30,       September 30,
                                                      2009                  2008                 2009                  2008
                                                ----------------      ----------------     ----------------     ----------------
Revenue
   Investment                                    $         6,342       $         9,100     $         12,018     $         14,564
   Cash distribution income                              208,336                82,765              208,336               82,765
                                                 ---------------       ---------------     ----------------     ----------------
     Total Revenue                                       214,678                91,865              220,354               97,329
                                                 ---------------       ---------------     ----------------     ----------------

Expenses:
   Asset Management Fees, affiliate                       94,378                94,284              188,756              188,568
   Provision for valuation of advances to
     Local Limited Partnerships                                -                     -                    -               48,404
    Impairment on investments
       in Local Limited Partnerships                       4,000                     -                9,000                    -

General and administrative (includes reimbursement
to affiliate in the amounts of $65,236 and
$68,182 for the six months ended September 30, 2009
 and 2008, respectively)                                  58,431                69,060              128,254              133,202
   Amortization                                            1,728                 2,053                3,905                5,764
                                                 ---------------       ---------------     ----------------     ----------------
     Total Expenses                                      158,537               165,397              329,915              375,938
                                                 ---------------       ---------------     ----------------     ----------------

Income (Loss) before equity in losses of
   Local Limited Partnerships                             56,141               (73,532)            (109,561)            (278,609)

Equity in losses of Local Limited
   Partnerships (Note 1)                                  (7,588)              (16,378)             (82,347)            (120,097)

Gain on sale of investments in Local
   Limited Partnerships                                1,706,447               122,608            1,706,447            1,433,433
                                                 ---------------       ---------------     ----------------     ----------------

Net Income                                       $     1,755,000       $        32,698     $      1,514,539     $      1,034,727
                                                 ===============       ===============     ================     ================

Net Income allocated:
   General Partners                              $        17,550       $           327     $         15,145     $         10,347
   Limited Partners                                    1,737,450                32,371            1,499,394            1,024,380
                                                 ---------------       ---------------     ----------------     ----------------
                                                 $     1,755,000       $        32,698     $      1,514,539     $      1,034,727
                                                 ===============       ===============     ================     ================

Net Income Per Limited Partner
   Unit (50,930 Units)                           $         34.11       $          0.64    $          29.44     $           20.11
                                                 ===============       ================    ================     =================


   The accompanying notes are an integral part of these financial statements.

                       BOSTON FINANCIAL TAX CREDIT FUND VII,
                              A LIMITED PARTNERSHIP


                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                   For the Six Months Ended September 30, 2009
                                   (Unaudited)






                                                               Initial           Investor
                                              General          Limited            Limited
                                             Partners          Partner           Partners            Total

    Balance at March 31, 2009               $    27,182     $   5,000        $   2,686,081      $  2,718,263

    Net Income                                   15,145             -            1,499,394         1,514,539
                                            -----------     -----------       --------------     ------------

    Balance at September 30, 2009           $    42,327     $   5,000        $   4,185,475      $  4,232,802
                                            ===========     ===========       ==============     ============

    The accompanying notes are an integral part of these financial statements.

                        BOSTON FINANCIAL TAX CREDIT FUND VII,
                                 A LIMITED PARTNERSHIP


                                 STATEMENTS OF CASH FLOWS
                 For the Six Months Ended September 30, 2009 and 2008
                                    (Unaudited)






                                                                                2009                  2008
                                                                          -------------         ---------------

Net cash used for operating activities                                    $    (304,098)         $    (343,725)

Net cash provided by investing activities                                     2,635,932              1,789,701
                                                                          -------------          -------------

Net increase in cash and cash equivalents                                     2,331,834              1,445,976

Cash and cash equivalents, beginning                                          1,564,981                613,617
                                                                          -------------          -------------

Cash and cash equivalents, ending                                         $   3,896,815          $   2,059,593
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

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2009 and 2008.

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

1.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in ten Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood Apartments which is 19.8%, Eden Park which is 67%, and Twin Oaks Meadow which is 95.89%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

                       BOSTON FINANCIAL TAX CREDIT FUND VII,
                              A LIMITED PARTNERSHIP


                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at September 30, 2009 and March 31, 2009:

                                                                                   September 30           March 31
                                                                                 _______________       _______________
Capital contributions and advances paid to Local Limited Partnerships
and purchase price paid to withdrawing partners of Local Limited Partnerships    $  20,511,587          $  27,305,481

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $3,952,314 and $3,570,296 at September 30 and
March 31, 2009, respectively)                                                      (15,482,159)           (20,745,430)

Cumulative cash distributions received from Local Limited Partnerships              (2,719,410)            (2,382,471)
                                                                              -----------------        ---------------

Investments in Local Limited Partnerships before adjustments                         2,310,018              4,177,580

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                       707,171                846,688

   Cumulative amortization of acquisition fees and expenses                           (247,158)              (298,577)
                                                                              -----------------         ---------------

Investments in Local Limited Partnerships before valuation allowance                 2,770,031              4,725,691

Valuation allowance on investments in Local Limited Partnerships                    (2,320,787)            (3,500,787)
                                                                              -----------------         ----------------

Investments in Local Limited Partnerships                                     $        449,244          $   1,224,904
                                                                              =================         =================


The Fund has also recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund's share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2009 and 2008 is $507,556 and $624,973, respectively. For the six months ended September 30, 2009 and 2008, the Fund has not recognized $425,209 and $504,876, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

During the six months ended September 30, 2009, the fund sold its interests in three Local Limited Partnerships, resulting in a net gain of 1,706,447.

2.   Fair Value Measurements

In September 2006, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which provided enhanced guidance for using fair value to measure assets and liabilities. The authoritative guidance, which is effective for financial statements issued in fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, established a common definition of fair value, providing a framework for measuring fair value under U.S. generally accepted accounting principles and expanding disclosure requirements about fair value measurements. In February 2008, additional authoritative guidance was issued which delays the above effective date for fair value measurement of all nonfinancial assets and liabilities except those that are recognized or disclosed at

                        BOSTON FINANCIAL TAX CREDIT FUND VII,
                               A LIMITED PARTNERSHIP


                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

2. Fair Value Measurements (continued)

fair value in the financial statements on at least an annual basis until November 15, 2008. The Fund adopted certain provisions of the authoritative guidance for financial assets and liabilities recognized at fair value on a recurring basis effective April 1, 2008. This partial adoption of did not have a material impact on the Fund's Financial Statements. The Fund does not expect the adoption of the remaining provisions to have a material effect on the Fund's financial position, operations or cash flow. This authoritative guidance requires that a Fund measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

Financial assets accounted for at fair value on a recurring basis at September 30 and March 31, 2009 include cash equivalents of $3,896,815 and $1,564,981, and restricted cash of $244,192 and $281,073, respectively.

In February 2007, the FASB issued authoritative guidance which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This guidance is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Fund has not elected to measure any financial assets and financial liabilities at fair value.

3.   New Accounting Principles

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued authoritative guidance which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. As required, the Fund adopted this authoritative guidance effective April 1, 2007 and concluded that the effect was not material to its financial statements. In December 2008, the FASB issued additional authoritative guidance which deferred the effective date for certain nonpublic organizations. The deferred effective date is intended to give the FASB additional time to develop guidance on the application of this authoritative guidance by pass through and not-for-profit entities. If required, the General Partner may modify the Fund's disclosures in accordance with the FASB's guidance.

Codification and Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued authoritative guidance which establishes the FASB Standards Accounting Codification ("Codification") as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. It is effective for interim and annual reporting periods ending after September 15, 2009. The Fund has adopted this authoritative guidance with its September 30, 2009 reporting. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement did not have an impact on the Fund's financial position or results of operations, but did change the way in which GAAP is referenced in the Fund's financial statements.

                        BOSTON FINANCIAL TAX CREDIT FUND VII,
                              A LIMITED PARTNERSHIP


                  NOTES TO THE FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

3. New Accounting Principles (continued)

Subsequent Events

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Fund adopted this authoritative guidance for the quarter ended June 30, 2009 and has evaluated subsequent events after the balance sheet date of September 30, 2009 through November 16, 2009, the date the financial statements were issued.

Interim Disclosures about Fair Value Measurement

In April 2009, the FASB issued authoritative guidance which amends previous professional standards, to require disclosures about the fair value of financial instruments for interim reporting periods. The authoritative guidance, effective for interim and annual reporting periods ending after June 15, 2009, also requires companies to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to describe any changes during the period. The Fund adopted this authoritative guidance for the quarter ended June 30, 2009 and the adoption did not have a material impact on the Fund's financial position or results of operations.

4.   Significant Subsidiaries

The following Local Limited Partnership invested in by the Fund represents more than 20% of the Fund's total assets or equity as of September 30, 2009 or 2008 or net losses for the three months then ended. The following financial information represents the performance of this Local Limited Partnership for the three months ended June 30, 2009 and 2008:

Andrew's Pointe                                                                    2009                   2008
---------------                                                                 --------------        -------------

Revenue                                                                           157,410                165,683
Net Income (Loss)                                                                  16,026                (16,044)

Woods Lane

Revenue                                                                               N/A                168,677
Net Loss                                                                              N/A                (43,115)

Sunrise Terrace

Revenue                                                                             88,088                96,764
Net Income                                                                           4,000                 7,501

Citrus Glen

Revenue                                                                            347,403                358,961
Net Income (Loss)                                                                  (19,157)                18,890


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

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Fund, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Fund's financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($449,244 and $1,224,904 at September 30, 2009 and March 31, 2009,
respectively). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund.

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

                         BOSTON FINANCIAL TAX CREDIT FUND VII,
                              A LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At September 30, 2009, the Fund had cash and cash equivalents of $3,896,815 as compared with $1,564,981 at March 31, 2009. This increase is primarily attributable to proceeds from the sales of the Fund's interests in three Local Limited Partnerships and cash distributions received from Local Limited Partnerships in excess of cash used for operating activities.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At September 30, 2009 and March 31, 2009, respectively, $3,972,314 and $1,587,737 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $128,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of September 30, 2009, the Fund has advanced approximately $1,525,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $3,079,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of September 30, 2009, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash Distributions

No cash distributions were made to Limited Partners during the six months ended September 30, 2009.

Results of Operations

Three Month Period

The Fund's results of operations for the three months ended September 30, 2009 resulted in net income of $1,755,000 as compared to a net income of $32,698 for the same period in 2008. The increase in net income is primarily attributable to an increase in gain on sale of investments in Local Limited Partnerships, an increase in other income, partially offset by an increase in impairment on investments in Local Limited Partnerships. The increase in gain on sale of investments in Local Limited Partnerships is due to the sale of three Local Limited Partnerships during the current year. The increase in other income is due to an increase in distributions from Local Limited Partnerships with carrying values of zero. The increase on impairment on investments in Local Limited Partnerships is due to the Fund recording an impairment allowance for its investments in certain Local Limited Partnerships.

                        BOSTON FINANCIAL TAX CREDIT FUND VII,
                             A LIMITED PARTNERSHIP

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Six Month Period

The Fund's results of operations for the six months ended September 30, 2009 resulted in net income of $1,514,539 as compared to a net income of $1,034,727 for the same period in 2008. The increase in net income is primarily attributable to an increase in gain on sale of investments in Local Limited Partnerships, an increase in other income, and a decrease in provision for valuation allowance on advances to Local Limited Partnerships, partially offset by an increase in impairment on investments in Local Limited Partnerships. The increase in gain on sale of investments in Local Limited Partnerships is due to the sale of three Local Limited Partnerships during the current year. The increase in other income is due to an increase in distributions from Local Limited Partnerships with carrying values of zero. The decrease in provision for valuation allowance on advances to Local Limited Partnerships is a result of advances made to one Local Limited Partnership in the prior year. The increase on impairment on investments in Local Limited Partnerships is due to the Fund recording an impairment allowance for its investments in certain Local Limited Partnerships.

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

Municipal Mortgage & Equity, LLC ("MuniMae") has now sold substantially all of the assets of its Low Income Housing Tax Credit ("LIHTC") business to a venture consisting of JEN Partners, LLC or its affiliates ("JEN") and Real Estate Capital Partners, LP or its affiliates ("RECP"). The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009. The business is owned by Boston Financial Investment Management, LP, a Delaware limited partnership, which is directly and indirectly owned by JEN and RECP ("Boston Financial"). The general partner of Boston Financial is BFIM Management, LLC, a JEN affiliate. From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC ("BFIM"), an affiliate of Boston Financial, to provide asset management to the Fund. Most of the employees of MuniMae's LIHTC business have joined Boston Financial, the operations of the business are to remain intact in the Boston office and the Fund will continue to be managed and administered in the ordinary course.

Arch Street VIII, Inc. is the Managing General Partner of the Fund ("Arch Street") and Arch Street VII Limited Partnership is the co-General Partner of the Fund ("Arch Street LP"). The general partner of Arch Street LP is Arch Street. In connection with the above-described transaction, on October 13, 2009, ownership and control of the Managing General Partner and control of the co-General Partner were directly and/or indirectly transferred from an affiliate of MuniMae to Boston Financial. The transfer will not change the organizational structure of the Fund. The principal office and place of business of the Fund will continue to be 101 Arch Street, 13th Floor, Boston, Massachusetts 02110.

As of September 30, 2009, the Partnership's investment portfolio consisted of a limited partnership interest in ten Local Limited Partnerships which own and operate a multi-family apartment complex that has generated Tax Credits. Since inception, the Partnership generated Tax Credits of approximately $1,485 per Limited Partner Unit. In the aggregate, actual and estimated Tax Credits enabled the Fund to meet the objective specified in the Fund's prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the property is placed in service. Failure to do so would result in the recapture of a portion of the property's Tax Credits. The Compliance Period for five of the ten

                    BOSTON FINANCIAL TAX CREDIT FUND VII,
                            A LIMITED PARTNERSHIP


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

Properties, which the Fund has an interest, expired on or before December 31, 2008. The Compliance Period for four of the remaining Properties will expire December 31, 2009, while one remaining Property will expire December 31, 2010. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in two additional Local Limited Partnerships in 2009. In addition, the Fund is in negotiations with potential buyers to dispose of its interest in two Local Limited Partnerships. Three of the Local Limited Partnerships in which the Fund had an interest were disposed of during the three months ended September 30, 2009.

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

Property Discussions

A majority of the Properties in which the Fund has an interest have stabilized operations and operated above breakeven at June 30, 2009. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Fund's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

As previously reported, the Managing General Partner entered into an agreement that would require the Local General Partner to either purchase the Fund's interest in Sunrise Terrace, located in Madera, California, after the end of the compliance period on December 31, 2008, based on the appraised value of the Property, or to market the Property for sale. The Local General Partner opted to market the Property for sale and a Purchase and Sales Agreement was signed on June 9, 2009 and amended on June 23, 2009. The sale of the Property occurred August 18, 2009 and net proceeds to the Fund totaled $557,041, or $10.94 per Unit. While all profit and loss benefits have stopped flowing to the Fund as of August 18, 2009, the investment in the Local Limited Partnership will generally not be written off the Fund's books until the end of 90 days as there are outstanding working capital items at the Local Limited Partnership level yet to be resolved. The Managing General Partner currently estimates 2009 tax loss to be $450,000, or $8.84 per Unit

As previously reported, the Managing General Partner entered into an agreement to sell the Fund's interest in Woods Lane, L.P., located in Rogers, Arkansas, to the Local General Partner. This transaction occurred on September 30, 2009, which resulted in net sales proceeds to the Fund of $124,691, or $2.45 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of sales proceeds in Reserves. The Managing General Partner estimates that this transaction will result in 2009 taxable income projected to be approximately $547,000, or about $10.74, per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner entered into an agreement to sell the Fund's interest in Fountain Lakes, L.P., located in Benton, Arkansas, to the Local General Partner. This transaction occurred on September 30, 2009, which resulted in net sales proceeds to the Fund of $1,504,949, or $29.55 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire

                       BOSTON FINANCIAL TAX CREDIT FUND VII,
                            A LIMITED PARTNERSHIP


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

amount of sales proceeds in Reserves. The Managing General Partner estimates that this transaction will result in 2009 tax loss projected to be approximately $1,080,000, or about $21.21, per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner anticipated transferring the Fund's interest in the Local Limited Partnership that owns Crafton Place Apartments, located in Fayetteville, Arkansas, in the third quarter fiscal year 2010. This transaction occurred on September 30, 2009, which resulted in net sales proceeds to the Fund of $300,220, or $5.89 per Unit. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of sales proceeds in Reserves. The Managing General Partner estimates that this transaction will result in 2009 tax loss projected to be approximately $210,000, or about $4.12, per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner anticipated the Fund's interest in the Local Limited Partnership that owns SpringWood Apartments, located in Tallahassee, Florida, would be terminated upon the sale of the Property in the third quarter of 2008, a transaction that could have resulted in net sales proceeds to the Fund of approximately $200,000, or $3.93 per Unit. In July 2008, the potential buyer withdrew their interest to purchase this Property. The Managing General Partner is currently exploring alternative exit strategies for this Local Limited Partnership interest. The Managing General Partner anticipates the Fund's interest in the Local Limited Partnership will generally terminate no earlier than 90 days upon the sale of the Property in September 2010. Net sales proceeds to the Fund are not known at this time.

As previously reported, with respect to the Fund, a Settlement Agreement providing an option, subject to various conditions, to purchase the Fund's interests in Affordable/Citrus Glen, Ltd., located in Orlando, FL, was not exercised. The Managing General Partner is currently exploring alternative exit strategies for this Local Limited Partnership interest. The Managing General Partner anticipates the Fund's interest in the Local Limited Partnership will terminate in December 2010. Based on an early 2009 valuation, the Managing General Partner expected a sale to result in approximately $1,500,000, or $29.45 per Unit, in sales proceeds. However, due to current market conditions, net sales proceeds to the Fund, if any, are unknown at this time. A new valuation will be completed in November or December 2009.

As previously reported, Guardian Place, located in Richmond, Virginia, refinanced its existing debt, on July 29, 2005. In addition to an annual debt service reduction of approximately $49,000, additional loan proceeds were utilized to retire a second mortgage and provide for a distribution of refinancing proceeds of $212,461 to the Fund on August 1, 2005. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of refinancing proceeds in Reserves. As part of this transaction, the Managing General Partner and the Local General Partner entered into an agreement that would allow for a sale at the end of the Compliance Period on December 31, 2009. The Managing General Partner is anticipating a June 2010 sale of the Fund's interest in the Local Limited Partnership.

As previously reported, occupancy at Grand Boulevard Renaissance, located in Chicago, Illinois averaged 93% for the year ending March 31, 2009. Occupancy for the three months ending June 30, 2009 averaged 94%. Debt service coverage is at an acceptable level and the property is operating above breakeven. However, working capital still remains below acceptable levels. A representative of the Managing General Partner conducted a physical inspection as part of an October 2008 site visit. Despite improvements since a December 2007 visit, the Property was still assigned an unfavorable rating due to significant deferred maintenance and unaddressed issues. A representative of the Managing General Partner will conduct a fall 2009 site visit. The Managing General Partner's representative also considers property management to be weak and limited in capacity to address the physical needs of the Property. Advances from the Local General Partner and working capital have enabled the Property to remain current on its loan obligations. In response to prior deficits, during 2001 the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage. In addition, in an effort to further reduce the Property's debt service burden, in July 2003 the Local Limited Partnership and the Illinois Housing Development

                      BOSTON FINANCIAL TAX CREDIT FUND VII,
                             A LIMITED PARTNERSHIP


                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

Authority closed on a mortgage restructuring of the second mortgage that reduced monthly debt service payments until June 1, 2005. As part of the transaction, the management agent agreed to subordinate a percentage of its management fee to payment of the second mortgage debt service. Currently, there are no plans to dissolve this property prior to the end of the tax credit compliance period, which ends on December 31, 2009. The Managing General Partner is currently working on a strategy to dispose of the Fund's interest in the property for a nominal sum in mid-2010.

As previously reported, in an effort to reduce the Fund's risk to chronic operating difficulties at Wynmor, also known as Eden Park, located in Brooklyn Park, Minnesota, the Managing General Partner and Local General Partner, on October 1, 2003, entered into an agreement to transfer a portion of the Fund's interest in the Property's future Tax Credits (approximately $11 per Unit) and tax losses to the Local General Partner. In return, the Local General Partner agreed to deposit $500,000 into an escrow to be used to fund current and future operating deficits and to fund as much as an additional $500,000 to cover future operating deficits. The Managing General Partner and Local General Partner also have an agreement that allows for the Managing General Partner to put the Fund's interest to the Local General Partner for $1 any time after October 1, 2003 and that the Local General Partner could call the Fund's interest for fair market value any time after January 2, 2009. The Managing General Partner expects the put to be exercised in December 2009. Although occupancy averaged 93% for the six months ending June 30, 2009, the Property operated slightly below breakeven for the same time period. The Compliance Period for the Property expired on December 31, 2008.

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

The Local General Partner of Fairhaven Manor, located in Burlington, Washington, is currently working on a permanent loan extension. The loan matured on June 1, 2009, at which time a balloon payment was due; however, the loan has not yet been declared in default. The compliance period ended December 31, 2008; therefore, there is no recapture risk at the Property. The Managing General Partner is currently negotiating an exit strategy with the Local General Partner. The likely end result is that the Local General Partner and Managing General Partner will agree on a price for the Local General Partner to purchase the Fund's interest in the property, which is currently estimated for September 2010.

                         BOSTON FINANCIAL TAX CREDIT FUND VII,
                                A LIMITED PARTNERSHIP


             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Non Applicable

                              CONTROLS AND PROCEDURES



Disclosure Controls and Procedures

The Fund maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the specified time periods. The Fund's Chief Executive Officer and its Chief Financial Officer (collectively, the "Certifying Officers") are responsible for maintaining disclosure controls for the Fund. The controls and procedures established by the Fund are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund's disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that as of September 30, 2009, the Fund's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Fund's internal controls over financial reporting identified in connection with the evaluation that occurred during the Fund's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

             (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2009.

                       BOSTON FINANCIAL TAX CREDIT FUND VII,
                                A LIMITED PARTNERSHIP


                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 16, 2009           BOSTON FINANCIAL TAX CREDIT FUND VII,
                                   A LIMITED PARTNERSHIP


                                   By:   Arch Street VIII, Inc.,
                                         its Managing General Partner

                                      /s/Kenneth J. Cutillo
                                        ---------------------
                                         Kenneth J. Cutillo
                                         President
                                         Arch Street VIII , Inc.