Form 10-Q
period 2009-12-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2010-02-16
CIK 892342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                              December 31, 2009
                                       ---------------------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------          ----------


                      Commission file number 0-24584

         Boston Financial Tax Credit Fund VII, A Limited Partnership
       ________________________________________________________________

                (Exact name of registrant as specified in its charter)

   Massachusetts                           04-3166203
__________________                       ______________

(State or other jurisdiction of        (I.R.S.Employer Identification No.)
 incorporation or organization)



   101 Arch Street, Boston, Massachusetts                02110-1106
---------------------------------------------   -----------------------

 (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code     (617)439-3911
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

Large accelerated filer ___                        Accelerated Filer  ___
Non-accelerated filer   ___  (Do not check if      Smaller reporting company X
                              a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
                              Yes No X .

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
                           TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                        Page No.
------------------------------                                                        --------

Item 1.   Financial Statements

          Balance Sheets - December 31, 2009 (Unaudited) and
               March 31, 2009 (Audited)                                                     1

          Statements of Operations (Unaudited) -
               For the Three and Nine Months Ended December 31, 2009 and 2008               2

          Statement of Changes in Partners' Equity
               (Unaudited) - For the Nine Months Ended December 31, 2009                    3

          Statements of Cash Flows (Unaudited) -
               For the Nine Months Ended December 31, 2009 and 2008                         4

          Notes to the Financial Statements (Unaudited)                                     5

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                       16

Item 4.   Controls and Procedures                                                          16

PART II - OTHER INFORMATION

Items 1-6                                                                                  17

SIGNATURE                                                                                  18

CERTIFICATIONS                                                                             19

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                                 BALANCE SHEETS
           December 31, 2009 (Unaudited) and March 31, 2009 (Audited)




Assets                                                                            December 31             March 31
--------                                                                     -----------------       ----------------

Cash and cash equivalents                                                     $      3,668,751        $     1,564,981
Restricted cash                                                                        244,255                284,447
Investments in Local Limited Partnerships (Note 1)                                     370,802              1,224,904
Other assets                                                                               796                    141
                                                                              ----------------        ---------------
     Total Assets                                                             $      4,284,604        $     3,074,473
                                                                              ================        ===============

Liabilities and Partners' Equity

Due to affiliates                                                             $        244,415        $       297,110
Accrued expenses                                                                        44,267                 59,100
                                                                              ----------------        ---------------
     Total Liabilities
                                                                                       288,682                356,210

General, Initial and Investor Limited Partners' Equity                               3,995,922              2,718,263
                                                                              ----------------        ---------------
     Total Liabilities and Partners' Equity                                   $      4,284,604        $     3,074,473
                                                                              ================        ===============

   The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
           For the Three and Nine Months Ended December 31, 2009 and 2008
                               (Unaudited)



                                                         Three Months Ended                          Nine Months Ended
                                                  December 31,          December 31,         December 31,          December 31,
                                                      2009                  2008                 2009                  2008
                                                ----------------      ----------------     ----------------     ----------------
Revenue
   Investment                                    $        11,255       $         8,733     $         23,273     $         23,297
   Cash distribution income                                    -                     -              208,336               82,765
                                                 ---------------       ---------------     ----------------     ----------------
     Total Revenue                                        11,255                 8,733              231,609              106,062
                                                 ---------------       ---------------     ----------------     ----------------

Expenses:
   Asset Management Fees, affiliate                       94,378                94,284              283,134              282,852
   Provision for valuation of advances to
     Local Limited Partnerships                                -                     -                    -               48,404
    Impairment on investments
       in Local Limited Partnerships                           -                     -                 9000                    -
   General and administrative (includes
   reimbursement to affiliate in the
   amounts of $116,534 and $97,975
   for the nine months ended
    December 31, 2009 and 2008,
    respectively)                                         75,314                58,953              203,568              192,155
   Amortization                                             (261)                2,400                3,644                8,164
                                                 ----------------      ---------------     ----------------     ----------------
     Total Expenses                                      169,431               155,637              499,346              531,575
                                                 ---------------       ---------------     ----------------     ----------------

Loss before equity in losses of
   Local Limited Partnerships                           (158,176)             (146,904)            (267,737)            (425,513)

Equity in losses of Local Limited
   Partnerships (Note 1)                                 (78,704)              (23,430)            (161,051)            (143,527)

Gain on sale of investments in Local
   Limited Partnerships                                        -                     -            1,706,447            1,433,433
                                                 ---------------       ---------------     ----------------     ----------------

Net Income (Loss)                                $      (236,880)      $      (170,334)    $      1,277,659     $        864,393
                                                 ================      ================    ================     ================

Net Income (Loss) allocated:
   General Partners                              $        (2,368)      $        (1,703)    $         12,777     $          8,644
   Limited Partners                                     (234,512)             (168,631)           1,264,882              855,749
                                                 ----------------      ----------------    ----------------     ----------------
                                                 $      (236,880)      $      (170,334)    $      1,277,659     $        864,393
                                                 ================      ================    ================     ================

Net Income (Loss) Per Limited Partner
   Unit (50,930 Units)                           $        (4.61)       $         (3.31)    $          24.84     $          16.80
                                                 ===============       ================    ================     =================

    The accompanying notes are an integral part of these financial statements.


                 BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                   For the Nine Months Ended December 31, 2009
                                   (Unaudited)






                                                               Initial           Investor
                                              General          Limited            Limited
                                             Partners          Partner           Partners            Total

    Balance at March 31, 2009               $    27,182     $     5,000       $   2,686,081      $ 2,718,263

    Net Income                                   12,777               -           1,264,882        1,277,659
                                            -----------     -----------       --------------     ------------

    Balance at December 31, 2009            $    39,959     $     5,000       $   3,950,963     $  3,995,922
                                            ===========     ===========       ==============     ============



    The accompanying notes are an integral part of these financial statements.

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2009 and 2008
                                   (Unaudited)






                                                                              2009                    2008
                                                                          -------------         --------------

Net cash used for operating activities                                    $    (532,161)         $    (709,871)

Net cash provided by investing activities                                     2,635,931              1,789,462
                                                                          -------------          -------------

Net increase in cash and cash equivalents                                     2,103,770              1,079,591

Cash and cash equivalents, beginning                                          1,564,981                613,617
                                                                          -------------          -------------

Cash and cash equivalents, ending                                         $   3,668,751          $   1,693,208
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

The Managing General Partner of the Fund has elected to report results of the Local Limited Partnerships in which the Fund has a limited partnership interest on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis. Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2009 and 2008.

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

1.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in nine Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted. The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood Apartments which is 19.8%, Eden Park which is 67%, and Twin Oaks Meadow which is 95.89%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund's interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices. In the event that Local Limited Partnerships are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

             BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                   (Unaudited)


1. Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at December 31, 2009 and March 31, 2009:

                                                                                   December 31            March 31
Capital contributions and advances paid to Local Limited Partnerships
and purchase price paid to withdrawing partners of Local Limited Partnerships  $    18,988,391         $  27,305,481

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $3,942,869 and $3,570,296 at December 31 and
March 31, 2009, respectively)                                                      (15,212,280)          (20,745,430)

Cumulative cash distributions received from Local Limited Partnerships              (1,948,113)           (2,382,471)
                                                                              -----------------    -------------------

Investments in Local Limited Partnerships before adjustments                         1,827,998             4,177,580

Excess investment costs over the underlying assets acquired:

   Acquisition fees and expenses                                                       675,882               846,688

   Cumulative amortization of acquisition fees and expenses                           (233,291)             (298,577)
                                                                              ----------------     ------------------

Investments in Local Limited Partnerships before valuation allowance                 2,270,589             4,725,691

Valuation allowance on investments in Local Limited Partnerships                    (1,899,787)           (3,500,787)
                                                                              ----------------     ------------------

Investments in Local Limited Partnerships                                      $       370,802         $   1,224,904
                                                                              ================     ==================


The Fund has also recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund's share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2009 and 2008 is $762,532 and $935,433, respectively. For the nine months ended December 31, 2009 and 2008, the Fund has not recognized $601,481 and $791,906, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

During the nine months ended December 31, 2009, the fund sold its interests in four Local Limited Partnerships, resulting in a net gain of 1,706,447.

2.   Fair Value Measurements

In September 2006, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which provided enhanced guidance for using fair value to measure assets and liabilities. The authoritative guidance, which is effective for financial statements issued in fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, established a common definition of fair value, providing a framework for measuring fair value under U.S. generally accepted accounting principles and expanding disclosure requirements about fair value measurements. In February 2008, additional authoritative guidance was issued which delays the above effective date for fair value measurement of all nonfinancial assets and liabilities except those that are recognized or disclosed at

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                   (Unaudited)

2. Fair Value Measurements (continued)

fair value in the financial statements on at least an annual basis until November 15, 2008. The Fund adopted certain provisions of the authoritative guidance for financial assets and liabilities recognized at fair value on a recurring basis effective April 1, 2008. This partial adoption did not have a material impact on the Fund's Financial Statements. The Fund does not expect the adoption of the remaining provisions to have a material effect on the Fund's financial position, operations or cash flow. This authoritative guidance requires that a Fund measure its financial assets and liabilities using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

              BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                   (Unaudited)

3. New Accounting Principles (continued)

Subsequent Events

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Fund adopted this authoritative guidance for the quarter ended June 30, 2009 and has evaluated subsequent events after the balance sheet date of December 31, 2009 through February 16, 2010, the date the financial statements were issued.

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

Consolidation of Variable Interest Entities

In June 2009, the FASB issued authoritative guidance which amends existing consolidation guidance for variable interest entities. The guidance requires ongoing reassessment to determine whether a variable interest entity must be consolidated, requires additional disclosures regarding involvement with variable interest entities and disclosure of any significant changes in risk exposure due to that involvement. This guidance will be effective for the Fund's fiscal year beginning April 1, 2010. The Fund is currently evaluating the effects of this guidance on its financial statements.

4.   Significant Subsidiaries

The following Local Limited Partnership invested in by the Fund represents more than 20% of the Fund's total assets or equity as of December 31, 2009 or 2008 or net losses for the three months then ended. The following financial information represents the performance of this Local Limited Partnership for the three months ended September 30, 2009 and 2008:

Citrus Glen                                                                         2009                   2008
-----------                                                                      ----------              ---------

Revenue                                                                           346,463                378,104
Net Loss                                                                          (56,881)               (22,851)

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

Critical Accounting Policies

The Fund's accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting. The Fund's policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder. The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund's investors. The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships. The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments. The Fund, through its ownership percentages, may participate in property disposition proceeds. The timing and amounts of these proceeds are unknown but can impact the Fund's financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting. As a result of its involvement with the VIEs, the Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs ($370,802 and $1,224,904 at December 31, 2009 and March 31, 2009,
respectively). The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future. Under the equity method, the investment is carried at cost, adjusted for the Fund's share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations. A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. Under the equity method, a Local Limited Partnership investment will not be carried below zero. To the extent that equity in losses are incurred when the Fund's carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income. Income from Local Limited Partnerships, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in Local Limited Partnerships, will not be recorded until all of the related unrecorded losses have been offset. To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund.

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

            BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources

At December 31, 2009, the Fund had cash and cash equivalents of $3,668,751 as compared with $1,564,981 at March 31, 2009. This increase is primarily attributable to proceeds from the sales of the Fund's interests in four Local Limited Partnerships and cash distributions received from Local Limited Partnerships in excess of cash used for operating activities.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement. The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests. The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate. At December 31, 2009 and March 31, 2009, respectively, $3,719,499 and $1,587,737 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $128,000 have been paid from Reserves. In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund's management might deem it in its best interest to voluntarily provide such funds in order to protect its investment. As of December 31, 2009, the Fund has advanced approximately $1,525,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations. Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $2,827,000 of Reserves to fund operations. If Reserves are not adequate to cover the Fund's operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment. Thus, as of December 31, 2009, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash Distributions

No cash distributions were made to Limited Partners during the nine months ended December 31, 2009.

Results of Operations

Three Month Period

The Fund's results of operations for the three months ended December 31, 2009 resulted in a net loss of $236,880 as compared to a net loss of $170,334 for the same period in 2008. The increase in net loss is primarily attributable to an increase in equity in losses of Local Limited Partnerships. Equity in losses increased primarily due to a decrease in unrecognized losses by the Fund of Local Limited Partnerships with carrying values of zero.

           BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Results of Operations (continued)

Nine Month Period

The Fund's results of operations for the nine months ended December 31, 2009 resulted in net income of $1,277,659 as compared to a net income of $864,394 for the same period in 2008. The increase in net income is primarily attributable to an increase in gain on sale of investments in Local Limited Partnerships, an increase in other income, and a decrease in provision for valuation allowance on advances to Local Limited Partnerships, partially offset by an increase in impairment on investments in Local Limited Partnerships. The increase in gain on sale of investments in Local Limited Partnerships is due to the sale of four Local Limited Partnerships during the current year. The increase in other income is due to an increase in distributions from Local Limited Partnerships with carrying values of zero. The decrease in provision for valuation allowance on advances to Local Limited Partnerships is a result of advances made to one Local Limited Partnership in the prior year. The increase on impairment on investments in Local Limited Partnerships is due to the Fund recording an impairment allowance for its investments in certain Local Limited Partnerships.

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

Arch Street VIII, Inc. is the Managing General Partner of the Fund ("Arch Street") and Arch Street VII Limited Partnership is the co-General Partner of the Fund ("Arch Street LP"). The general partner of Arch Street LP is Arch Street. In connection with the above-described transaction, on October 13, 2009, ownership and control of the Managing General Partner and control of the co-General Partner were directly and/or indirectly transferred from an affiliate of MuniMae to Boston Financial. The transfer did not change the organizational structure of the Fund. The principal office and place of business of the Fund will continue to be 101 Arch Street, 13th Floor, Boston, Massachusetts 02110.

As of December 31, 2009, the Fund's investment portfolio consisted of a limited partnership interest in nine Local Limited Partnerships which own and operate a multi-family apartment complex that has generated Tax Credits. Since inception, the Fund generated Tax Credits of approximately $1,485 per Limited Partner Unit. In the aggregate, actual and estimated Tax Credits enabled the Fund to meet the objective specified in the Fund's prospectus.

          BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Portfolio Update (continued)

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service. Failure to do so would result in the recapture of a portion of the Property's Tax Credits. The Compliance Period for four of the remaining nine Properties, which the Fund has an interest, expired on or before December 31, 2008. The Compliance Period for four of the remaining Properties will expire December 31, 2009, while one remaining Property will expire December 31, 2010. The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund's interest in one additional Local Limited Partnerships in 2010. In addition, the Fund is in negotiations with potential buyers to dispose of its interest in five Local Limited Partnerships. One of the Local Limited Partnerships in which the Fund had an interest was disposed of during the three months ended December 31, 2009. In addition, one Local Limited Partnership in which the Fund had an interest was disposed of during January 2010.

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

Property Discussions

A majority of the Properties in which the Fund has an interest have stabilized operations and operated above breakeven at September 30, 2009. Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows. However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Fund's liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period. Also, the Managing General Partner, in the normal course of the Fund's business, may arrange for the future disposition of its interest in certain Local Limited Partnerships. The following Property discussions focus only on such Properties.

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

         BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

As previously reported, occupancy rose from 75% at December 31, 2007 to 97% at September 30, 2008 for Des Moines Street Village, located in Des Moines, Iowa. Property operations improved significantly during the twelve month period ending December 31, 2008. Due to increased occupancy, the Property operated above breakeven. In June 2008, the Fund advanced $48,404 to the Property in order to pay real estate taxes originally due in September 2007. These past due real estate taxes resulted in the Local General Partner defaulting on the Partnership agreement, as well as the mortgage loan. The Managing General Partner was actively pursuing a replacement of the Local General Partner. While the Local General Partner had previously funded deficits and the Property remained current on its debt obligations, the Managing General Partner approved the Local General Partner request to a reduced rate refinancing of the Property's first mortgage in April 2004. As part of this transaction, the Managing General Partner, and the Local General Partner, entered into a put agreement whereby the Fund can transfer its interest in the Local Limited Partnership for a nominal amount, any time after the expiration of the Compliance Period on December 31, 2009. On January 29, 2009, the Managing General Partner removed the Local General Partner and as a result, the previous put agreement was no longer valid. The Managing General Partner, concurrently with the removal of the Local General Partner, entered into a new put agreement with the Local General Partner successor and sold its interest for $1, to be effective January 30, 2009. The Managing General Partner estimates that this transaction will result in 2009 taxable income projected to be approximately $53,000, or about $1.04, per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner entered into an agreement that would require the Local General Partner to either purchase the Fund's interest in Sunrise Terrace, located in Madera, California, after the end of the compliance period on December 31, 2008, based on the appraised value of the Property, or to market the Property for sale. The Local General Partner opted to market the Property for sale and a Purchase and Sales Agreement was signed on June 9, 2009 and amended on June 23, 2009. The sale of the Property occurred August 18, 2009 and net proceeds to the Fund totaled $557,041, or $10.94 per Unit. While all profit and loss benefits have stopped flowing to the Fund as of August 18, 2009, the investment in the Local Limited Partnership will generally not be written off the Fund's books until the end of 90 days as there are outstanding working capital items at the Local Limited Partnership level yet to be resolved. The Managing General Partner currently estimates 2009 tax loss to be $450,000, or $8.84 per Unit. As 90 days has passed, the Fund no longer has an interest in this Local Limited Partnership.

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

As previously reported, the Managing General Partner anticipated the Fund's interest in the Local Limited Partnership that owns SpringWood Apartments, located in Tallahassee, Florida, would be terminated upon the sale of the Property in the third quarter of 2008, a transaction that could have resulted in net sales proceeds to the Fund of approximately $200,000, or $3.93 per Unit. In July 2008, the potential buyer withdrew their interest to purchase this Property. The Managing General Partner is currently exploring alternative exit strategies for this Local Limited Partnership interest. The Managing General Partner anticipates the Fund's interest in the Local Limited Partnership will generally terminate no earlier than 90 days upon the sale of the Property in January 2011. Net sales proceeds to the Fund are not known at this time.

As previously reported, with respect to the Fund, a Settlement Agreement providing an option, subject to various conditions, to purchase the Fund's interests in Affordable/Citrus Glen, Ltd., located in Orlando, FL, was not exercised. The Managing General Partner explored alternative exit strategies for this Local Limited Partnership interest. The Fund's interest in the Local Limited Partnership terminated January 4, 2010. Based on an early 2009 valuation, the Managing General Partner expected a sale to result in approximately $1,500,000, or $29.45 per Unit, in sales proceeds. However, due to current market conditions, net sales proceeds to the Fund were $200,000, or $3.93 per Unit. The Managing General Partner estimates that this transaction will result in 2009 taxable gain projected to be approximately $74,000, or about $1.45 per Unit. The Fund no longer has an interest in the Local Limited Partnership as of December 31, 2009.

As previously reported, Guardian Place, located in Richmond, Virginia, refinanced its existing debt, on July 29, 2005. In addition to an annual debt service reduction of approximately $49,000, additional loan proceeds were utilized to retire a second mortgage and provide for a distribution of refinancing proceeds of $212,461 to the Fund on August 1, 2005. The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of refinancing proceeds in Reserves. As part of this transaction, the Managing General Partner and the Local General Partner entered into an agreement that would allow for a sale at the end of the Compliance Period on December 31, 2009. The Managing General Partner is anticipating a March 2010 sale of the Fund's interest in the Local Limited Partnership. The Managing General Partner expects a sale to result in approximately $140,000, or $2.75 per Unit, in sales proceeds. The Managing General Partner estimates that this transaction will result in 2009 taxable gain projected to be approximately $902,000, or about $17.71 per Unit.

As previously reported, occupancy at Grand Boulevard Renaissance, located in Chicago, Illinois averaged 91% for the six months ending September 30, 2009. Debt service coverage is at an acceptable level and the Property is operating above breakeven. However, working capital still remains below acceptable levels. A representative of the Managing General Partner conducted a physical inspection as part of a June 2009 site visit. Despite improvements since an October 2008 visit, the Property was still assigned an unfavorable rating due to significant deferred maintenance and unaddressed issues. The Managing General Partner's representative also considers property management to be weak and limited in capacity to address the physical needs of the Property. Advances from the Local General Partner and working capital have enabled the Property to remain current on its loan obligations. In response to prior deficits, during 2001 the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage. In addition, in an effort to further reduce the Property's debt service burden, in July 2003 the Local Limited Partnership and the Illinois Housing Development Authority closed on a mortgage restructuring of the second mortgage that reduced monthly debt service payments until June 1, 2005. As part of the transaction, the management agent agreed to subordinate a percentage of its management fee to payment

         BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Property Discussions (continued)

of the second mortgage debt service. The tax credit compliance period expired December 31, 2009. The Managing General Partner is currently working on a strategy to dispose of the Fund's interest in the property for a nominal sum in mid-2010.

As previously reported, in an effort to reduce the Fund's risk to chronic operating difficulties at Wynmor, also known as Eden Park, located in Brooklyn Park, Minnesota, the Managing General Partner and Local General Partner, on October 1, 2003, entered into an agreement to transfer a portion of the Fund's interest in the Property's future Tax Credits (approximately $11 per Unit) and tax losses to the Local General Partner. In return, the Local General Partner agreed to deposit $500,000 into an escrow to be used to fund current and future operating deficits and to fund as much as an additional $500,000 to cover future operating deficits. The Managing General Partner and Local General Partner also have an agreement that allows for the Managing General Partner to put the Fund's interest to the Local General Partner for $1 any time after October 1, 2003 and that the Local General Partner could call the Fund's interest for fair market value any time after January 2, 2009. The Managing General Partner expects the put to be exercised in June 2010. Occupancy averaged 93% for the six months ending September 30, 2009 and the Property operated slightly above breakeven for the same time period. The Compliance Period for the Property expired on December 31, 2008.

As previously reported, the Local General Partner of Twin Oaks Meadows, located in Lansing, Michigan, with the Fund's consent, obtained soft loan financing in May 2004 to undertake much needed security improvements to the Property, reduce payables and fund operating deficits. In return for its consent, the Fund received a put option that allows the Fund to transfer its interest in the Local Limited Partnership for a nominal price to the Local General Partner at any time subsequent to the end of the Property's Compliance Period on December 31, 2009.
 Working capital and debt service levels remain below acceptable levels at March 31, 2009. Occupancy rose from 70% for the three months ending June 30, 2008 to 98% for the six months ending September 30, 2009. Crime in the immediate area has subsided as result of a neighborhood watch program that was implemented. A new site manager was brought in May 2007, implementing programs to involve residents, as well as the community at large. Further, a new management company was brought in July 2008, which the Managing General Partner believes has helped occupancy at the Property. The Tax Credit Compliance Period expired December 31, 2009. The Managing General Partner is currently working on a strategy to dispose of the Fund's interest in the property for a nominal sum in mid-2010.

As previously reported, the Local General Partner of Fairhaven Manor, located in Burlington, Washington, was working on a permanent loan extension. The loan matured on June 1, 2009, at which time a balloon payment was due; however, the note was extended for 60 months (5 years). The Compliance Period ended December 31, 2008; therefore, there is no recapture risk at the Property. The Managing General Partner is currently negotiating an exit strategy with the Local General Partner. The likely end result is that the Local General Partner and Managing General Partner will agree on a price for the Local General Partner to purchase the Fund's interest in the property, which is currently estimated for January 2011.

The Managing General Partner is currently negotiating an exit strategy with the Local General Partner of Andrew's Pointe, located in Burnsville, Minnesota. The compliance period expired December 31, 2008. The likely end result is that the Local General Partner and Managing General Partner will agree on a price for the Local General Partner to purchase the Fund's interest in the property, which is currently estimated for September 2010, at the earliest.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund's disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that as of December 31, 2009, the Fund's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Fund's internal controls over financial reporting identified in connection with the evaluation that occurred during the Fund's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2009.

                BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 16, 2010               BOSTON FINANCIAL TAX CREDIT FUND VII,
                                       A LIMITED PARTNERSHIP


                                       By:   Arch Street VIII, Inc.,
                                             its Managing General Partner

                                               /s/Kenneth J. Cutillo
                                        ----------------------------------
                                                Kenneth J. Cutillo
                                                President
                                                Arch Street VIII , Inc.