Form 10-K
period 2010-03-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2010-06-29
CIK 892342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    March 31, 2010

                                                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________________ to____________________________

                                                                                                    Commission file number    0-24584

                                                                              Boston Financial Tax Credit Fund VII, A Limited Partnership_______________________

                                                                                      (Exact name of registrant as specified in its charter)

Massachusetts ____04-3166203_________
(State or other jurisdiction of (I.R.S. Employer Identification No.)
incorporation or organization)

101 Arch Street, Boston, Massachusetts 02110-1106 ________
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
                                                                                                                                                                            ☐ Yes   ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b -2 of the Exchange Act.

    Large accelerated filer   ☐                                                                                              Accelerated Filer   ☐
    Non-accelerated filer   ☐  (Do not check if a smaller reporting company)            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).
                                                                                                                                                            ☐ Yes   ☒  No

State the aggregate sales price of Fund units held by nonaffiliates of the registrant:  $45,581,000 as of March 31, 2010.

1

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2010

TABLE OF CONTENTS

                                                                                                                           Page No.
PART I

Item 1 Business K-4
Item 2 Properties K-6
Item 3 Legal Proceedings K-9
Item 4 Submission of Matters to a Vote of
Security Holders K-9

PART II

Item 5 Market for the Registrant's Units and
Related Security Holder Matters K-9
Item 7 Management's Discussion and Analysis of
Financial Condition and Results of Operations K-9
Item 8 Financial Statements and Supplementary Data K-16
Item 9 Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure K-16
Item 9A Controls and Procedures K-16
Item 9B Other Information K-17

PART III

Item 10 Directors and Executive Officers
of the Registrant K-17
Item 11 Management Remuneration K-18
Item 12 Security Ownership of Certain Beneficial
Owners and Management K-18
Item 13 Certain Relationships and Related Transactions
and Director Independence K-18
Item 14 Principal Accountant Fees and Services K-20
Item 15 Exhibits, Financial Statement Schedules K-20

SIGNATURES K-21

CERTIFICATIONS K-22

1

PART I

Item 1.  Business

Boston Financial Tax Credit Fund VII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership formed on September 14, 1992 under the laws of the Commonwealth of Massachusetts.  The Fund's partnership agreement ("Partnership Agreement") authorizes the sale of up to 100,000 units of Limited Partnership Interest (“Unit”) at $1,000 per Unit.  On November 30, 1993, the Fund held its final investor closing.  In total, the Fund received $50,930,000 (“Gross Proceeds”) of capital contributions for 50,930 Units.  Such amounts exclude five unregistered Units previously acquired for $5,000 by the Initial Limited Partner, which is also one of the General Partners.  The offering of Units terminated on January 21, 1994.  No further sale of Units is expected.

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

TABLE A

SELECTED LOCAL LIMITED
PARTNERSHIP DATA

Date
Properties owned by		Interest
Local Limited Partnerships	Location	Acquired

Oak Ridge (1)	Macon, GA	12/31/92
Santa Fe Oaks II (1)	Gainesville, FL	12/31/92
Andrew’s Pointe	Burnsville, MN	04/13/92
Palo Verde II (1)	Henderson, NV	05/19/93
Woods Lane (1)	Rogers, AR	07/30/93
Crafton Place (1)	Fayetteville, AR	07/30/93
Guardian Place	Richmond, VA	10/07/93
Twin Oaks Meadows	Lansing, MI	10/29/93
Sunrise Terrace (1)	Madera, CA	11/24/93
Wynmor	Brooklyn Park, MN	12/22/93
Citrus Glen (1)	Orlando, FL	12/30/93
St. Andrews Pointe (1)	Columbia, SC	01/05/94
Des Moines St. Village (1)	Des Moines, IA	01/31/94
Fountain Lakes (1)	Benton, AR	02/02/94
Fairhaven Manor	Burlington, WA	03/08/94
Grand Boulevard Renaissance	Chicago, IL	08/03/94
Los Claveles II (1)	Trujillio Alto, PR	08/31/94
Springwood	Tallahassee, FL	12/15/94
Harford Commons	Baltimore, MD	02/28/95

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

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Fund or its General Partners.  In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership.  As of March 31, 2010, no Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners. The Local General Partners of the remaining Local Limited Partnerships are identified in the Acquisition Reports reported on Forms 8-K, which are herein incorporated by reference.

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

The Fund is managed by Arch Street VIII, Inc., the Managing General Partner of the Fund.  The other General Partner of the Fund is Arch Street VII Limited Partnership.  The Fund, which does not have any employees, reimburses Boston Financial Investment Management, LP (“Boston Financial”) an affiliate of the General Partners, for certain expenses and overhead costs.  A complete discussion of the management of the Fund is set forth in Item 10 of this Report.

The General Partners were affiliates of MMA Financial, Inc.  Municipal Mortgage & Equity, LLC (“MuniMae”), the parent company of MMA Financial, Inc., sold substantially all of the assets of its Low Income Housing Tax Credit business to Boston Financial.  The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009.  From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC, an affiliate of Boston Financial, to provide asset management to the Fund.  On October 13, 2009, the partnership interests in the General Partners were directly and/or indirectly transferred from entities controlled by MuniMae to one or more entities controlled and owned by Boston Financial.

Item 2.  Properties

The Fund currently owns limited partnership interests in eight Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986.  The Fund’s ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood Apartments which is 19.8% and Eden Park which is 67.99%.

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

The schedule on the following pages provides certain key information on the Local Limited Partnership interests acquired by the Fund.

		Capital Contributions
Local Limited Partnership		Total	Paid	Mtge. Loans		Occupancy at
Property Name	Number of	Committed at	Through	Payable at	Type of	March 31,
Property Location	Apts Units	March 31, 2010	March 31, 2010	December 31, 2009	Subsidy *	2010

Andrew's Pointe Limited
Partnership
Andrew's Pointe
Burnsville, MN	57	1,333,800	1,333,800	1,767,185	None	98%

Guardian Place
Limited Partnership
Guardian Place	120	2,174,390	2,174,390	3,368,317	None	94%
Richmond, VA

Twin Oaks Meadows Limited
Dividend Housing Association
Limited Partnership
Twin Oaks Meadows
Lansing, MI	63	1,436,400	1,436,400	1,951,296	None	98%

Eden Park Limited
Partnership
Wynmor
Brooklyn Park, MN	324	5,527,758	5,527,758	5,496,070	None	94%

Fairhaven Manor Limited
Partnership
Fairhaven Manor
Burlington, WA	40	1,232,020	1,232,020	714,646	None	95%
Grand Boulevard Renaissance I
Limited Partnership
Grand Boulevard Renaissance
Chicago, IL	30	936,719	936,719	1,692,349	Section 8	90%

Springwood Apartments,
A Limited Partnership
Springwood
Tallahassee, FL	113	624,804	624,804	3,205,985	None	76%

BHP/Harford Commons
Limited Partnership
Harford Commons
Baltimore, MD	30	1,128,000	1,128,000	1,736,092	None	87%
	777	$14,393,891	$14,393,891	$19,931,940

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

As of March 31, 2010, there were 2,238 record holders of Units of the Fund.

Cash distributions, when made, are paid annually.  During the year ended March 31, 2010, a cash distribution of $1,004,196 was paid.  During the year ended March 31, 2009, no cash distribution was paid.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “believe,” “could,” and similar expressions are intended to identify such forward-looking statements. The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions.  Although the Fund believes the forward-looking statements are based on reasonable assumptions and current expectations, the Fund can give no assurance that its expectations will be attained.  Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Executive Level Overview

The Fund is a Massachusetts limited partnership organized to invest in Local Limited Partnerships which own and operate apartment complexes that are eligible for low income housing tax credits which may be applied against the federal income tax liability of an investor.  The Fund’s objectives are to: (i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; (ii) provide limited cash distributions from the operations of apartment complexes and; (iii) preserve and protect the Fund’s capital.  Arch Street VIII, Inc., a Massachusetts corporation is the Managing General Partner of the Fund.  Arch Street VII Limited Partnership, a Massachusetts limited partnership, whose general partner consists of Arch Street, Inc., is also a General Partner.  Both the Managing General Partner and Arch Street VII, L.P. are affiliates of Boston Financial.  The General Partners were affiliates of MMA Financial, Inc.  Municipal Mortgage & Equity, LLC (“MuniMae”), the parent company of MMA Financial, Inc., sold substantially all of the assets of its Low Income Housing Tax Credit business to Boston Financial.  The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009.  From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC, an affiliate of Boston Financial, to provide asset management to the Fund.  On October 13, 2009, the partnership interests in the General Partners were directly and/or indirectly transferred from entities controlled by MuniMae to one or more entities controlled and owned by Boston Financial.  The fiscal year of the Fund ends on March 31.

As of March 31, 2010, the Partnership’s investment portfolio consisted of a limited partnership interest in eight Local Limited Partnerships which own and operate a multi-family apartment complex that has generated Tax Credits.  Since inception, the Partnership generated Tax Credits of approximately $1,485 per Limited Partner Unit.  In the aggregate, actual and estimated Tax Credits enabled the Fund to meet the objective specified in the Fund’s prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service.  Failure to do so would result in the recapture of a portion of the Property’s Tax Credits.  The Compliance Period for seven of the remaining eight Properties, which the Fund has an interest, expired on or before December 31, 2009.  The Compliance Period for the one remaining Property will expire December 31, 2010.  The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund’s interest in one additional Local Limited Partnership in 2010.  In addition, the Fund is in negotiations with potential buyers to dispose of its interest in four Local Limited Partnerships.  One Local Limited Partnership in which the Fund had an interest was disposed of during the three months ended March 31, 2010.

On February 5, 2010, the Fund distributed $994,153.60, or $19.52 per Unit, representing a cash distribution from the proceeds of recent property sales.  The Managing General Partner anticipates making an additional distribution in the future.

The Managing General Partner will continue to closely monitor the operations of the Properties during the Compliance Periods and will formulate disposition strategies with respect to the Fund’s remaining Local Limited Partnership interests.  It is unlikely that the Managing General Partner will be able to dispose of the Fund’s Local Limited Partnership interests concurrently with the expiration of each Property’s Compliance Period.  The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund.  Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved.

Critical Accounting Policies

The Fund’s accounting polices include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting.  The Fund’s policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder.  The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund’s investors.  The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Fund as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships.  The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments.  The Fund, through its ownership percentages, may participate in property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Fund’s financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting.  The Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs.  The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.  Under the equity method, the investment is carried at cost, adjusted for the Fund’s share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations.  A liability is recorded for delayed equity capital contributions to Local Limited Partnerships.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that equity in losses are incurred when the Fund’s carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income.  Income from a Local Limited Partnership, where cumulative equity in losses plus cumulative distributions  have exceeded the total investment in the Local Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund.

The Fund has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships.  Periodically, the carrying values of the investments are tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision to reduce the investment to the sum of the estimated remaining benefits will be recorded in the Fund's financial statements. The estimated remaining benefits for each Local Limited Partnership consist of estimated future tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Included in the estimated residual proceeds calculation is an estimated net operating income capitalized at a rate specific to the location of each Local Limited Partnership less the estimated terminal debt balance of the Local Limited Partnership.  Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions.  However, the Fund may record impairment losses if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships. During the year ended March 31, 2010, the Fund concluded that two of the Local Limited Partnerships had experienced other-than-temporary declines in their carrying values and impairment losses were recorded for West End Place, a Limited Partnership for $496,000 and Oak Knoll Renaissance, a Limited Partnership for $518,000.  During the year ended March 31, 2009, the Fund concluded that three of the Local Limited Partnerships had experienced other-than-temporary declines in their carrying values and impairment losses were recorded for Beaverdam Creek Associates, a Limited Partnership for $106,000, Pike Place, a Limited Partnership for $453,000 and Oak Knoll Renaissance, a Limited Partnership for $813,000.

Liquidity and Capital Resources

At March 31, 2010, the Fund had cash and cash equivalents of $2,671,659 as compared with $1,564,981 at March 31, 2009.  This increase is primarily attributable to cash distribution received from Local Limited Partnerships in excess of cash used for operating activities, and proceeds from the sale of investments in Local Limited Partnerships.  Cash used for operations includes $377,511 to the Managing General Partner for accrued asset management fees.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At March 31, 2010 and 2009, $2,759,197 and $1,587,737, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $128,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment.  As of March 31, 2010, the Fund has advanced approximately $1,525,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations.  Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $1,866,000 of Reserves to fund operations.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment.  Thus, as of March 31, 2010, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash Distributions

Cash distributions of $1,004,196 were made during the year ended March 31, 2010.  The Fund is currently working on disposing of its interest in certain Local Limited Partnerships during the next twelve months.  These dispositions  may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions.   Based on the results of 2009 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund because such amounts will be needed to fund Property operating costs.  In addition, some of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

The Fund’s results of operations for the year ended March 31, 2010 resulted in a net income of $1,294,814 as compared to a net income of $357,813 for the same period in 2009.  The increase in net income is primarily attributable to an increase in gain on sale of investments in Local Limited Partnerships, an increase in cash distribution income, a decrease in equity in losses, a decrease in the provision for valuation of advances to Local Limited Partnerships, and a decrease in impairment on investments in Local Limited Partnerships. The increase in gain on sale of investments in Local Limited Partnerships is due to the sale of five Local Limited Partnerships made in the current year.  The increase in cash distribution income is due to an increase in distributions from Local Limited Partnerships with carrying values of zero.  The decrease in impairment on investments in Local Limited Partnerships is the result of the Fund recording fewer valuation allowances of its investments in certain Local Limited Partnerships in the current year.  The decrease in provision allowance on advances to Local Limited Partnerships is the result of advances made to one Local Limited Partnership in the prior year.  Equity in losses decreased primarily due to an increase in unrecognized losses and distributions by the Fund of Local Limited Partnerships with carrying value of zero.

Low-Income Housing Tax Credits

The Tax Credits per Limited Partner stabilized in 1996.  The credits have ended as all properties have reached the end of the ten year credit period.

Property Discussions

Half of the Properties in which the Fund has an interest have stabilized operations and operate above breakeven at December 31, 2009.  Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows.  However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Fund’s liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period.  Also, the Managing General Partner, in the normal course of the Fund’s business, may arrange for the future disposition of its interest in certain Local Limited Partnerships.  The following Property discussions focus only on such Properties.

As previously reported, although operations at Palo Verde II, located in Henderson, Nevada, remained strong, the former Local General Partner filed for bankruptcy protection and refused to remit to the Fund its priority cash distributions, representing a default under the terms of the Local Limited Partnership Agreement.  An affiliate of the Managing General Partner assumed the Local General Partner interest in September 2001.  Since the statute of limitations on potential litigation involving one of the former Local General Partners expired in 2005, the Managing General Partner expected a mid-2008 disposal of the Fund’s interest, upon the sale of the underlying Property, in this Local Limited Partnership.  On May 29, 2008, the Fund’s interest was transferred, resulting in net sales proceeds to the Partnership of $1,630,776, or $32.02 per Unit.  The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of sales proceeds in Reserves.  The sale resulted in 2008 taxable income of $1,030,956, or $20.24, per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, Los Claveles II, located in Trujillio Alto, Puerto Rico, operated below breakeven through the twelve-month period ending December 31, 2008 due to a reduction in rental revenues associated with low occupancy levels and an increase in utility expenses.  A site visit conducted by a representative of the Managing General Partner in November 2007 indicated the Property was in acceptable physical shape.  The Managing General Partner signed an agreement in December 2002 with the Local General Partner whereby the Fund would pay its remaining capital commitment of $350,000 and release Fund Reserves of approximately $50,000 in exchange for an exit option that would allow the Fund to put its interest to the Local General Partner at any time for $10,000.  Further, the Local General Partner had the right, subsequent to the expiration of the Compliance Period on December 31, 2008, to call the Fund’s interest for a price of $10,000.  As part of the agreement, the Local General Partner provided an operating guarantee in the form of a Local General Partner indemnification of any loss or any recapture of Tax Credits through the end of the Compliance Period.  The Compliance Period ended December 31, 2008.  The Transfer Agreement stated above was amended on December 31, 2008 to allow for a 100% put of the Fund’s interest on January 1, 2009 for $0.  The put was exercised for $0 on January 28, 2009, to be effective January 1, 2009.  The transaction resulted in 2009 taxable income of $4,313,997, or about $84.70, per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, occupancy rose from 75% at December 31, 2007 to 97% at September 30, 2008 for Des Moines Street Village, located in Des Moines, Iowa.  Property operations improved significantly during the twelve month period ending December 31, 2008.  Due to increased occupancy, the Property operated above breakeven.  In June 2008, the Fund advanced $48,404 to the Property in order to pay real estate taxes originally due in September 2007.  These past due real estate taxes resulted in the Local General Partner defaulting on the Partnership agreement, as well as the mortgage loan. The Managing General Partner was actively pursuing a replacement of the Local General Partner.  While the Local General Partner had previously funded deficits and the Property remained current on its debt obligations, the Managing General Partner approved the Local General Partner request to a reduced rate refinancing of the Property’s first mortgage in April 2004.  As part of this transaction, the Managing General Partner, and the Local General Partner, entered into a put agreement whereby the Fund could transfer its interest in the Local Limited Partnership for a nominal amount, any time after the expiration of the Compliance Period on December 31, 2009.  On January 29, 2009, the Managing General Partner removed the Local General Partner and as a result, the previous put agreement was no longer valid.  The Managing General Partner, concurrently with the removal of the Local General Partner, entered into a new put agreement with the Local General Partner successor and sold its interest for $1, to be effective January 30, 2009.  The transaction resulted in a 2009 tax loss of $35,354, or about $0.69, per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner entered into an agreement that would require the Local General Partner to either purchase the Fund’s interest in Sunrise Terrace, located in Madera, California, after the end of the compliance period on December 31, 2008, based on the appraised value of the Property, or to market the Property for sale.  The Local General Partner opted to market the Property for sale and a Purchase and Sales Agreement was signed on June 9, 2009 and amended on June 23, 2009.  The sale of the Property occurred August 18, 2009 and net proceeds to the Fund totaled $557,041, or $10.94 per Unit.  All profit and loss benefits stopped flowing to the Fund as of August 18, 2009; however, the investment in the Local Limited Partnership was written off the Fund’s books at the end of 90 days as there were outstanding working capital items at the Local Limited Partnership level yet to be resolved.  The 2009 tax loss is $151,668, or $2.98 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner entered into an agreement to sell the Fund’s interest in Woods Lane, L.P., located in Rogers, Arkansas, to the Local General Partner.  This transaction occurred on September 30, 2009, which resulted in net sales proceeds to the Fund of $124,691, or $2.45 per Unit.  The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of sales proceeds in Reserves.  The transaction resulted in 2009 taxable income of $606,686, or about $11.91, per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner entered into an agreement to sell the Fund’s interest in Fountain Lakes, L.P., located in Benton, Arkansas, to the Local General Partner.  This transaction occurred on September 30, 2009, which resulted in net sales proceeds to the Fund of $1,504,949, or $29.55 per Unit.  The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of sales proceeds in Reserves.  It was previously reported that this transaction would result in 2009 estimated tax loss of $1,080,000, or $21.21 per Unit; however, this estimate did not include the sales proceeds noted above.  The transaction resulted in 2009 taxable income of $383,899, or about $7.54, per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner anticipated transferring the Fund’s interest in the Local Limited Partnership that owns Crafton Place Apartments, located in Fayetteville, Arkansas, in the third quarter fiscal year 2010.  This transaction occurred on September 30, 2009, which resulted in net sales proceeds to the Fund of $300,220, or $5.89 per Unit.  The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of sales proceeds in Reserves.  It was previously reported that this transaction would result in 2009 estimated tax loss of $210,000, or $4.12 per Unit; however, this estimate did not include the sales proceeds noted above.  The transaction resulted in 2009 taxable income of $62,634, or about $1.23, per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, with respect to the Fund, a Settlement Agreement providing an option, subject to various conditions, to purchase the Fund’s interests in Affordable/Citrus Glen, Ltd., located in Orlando, FL, was not exercised.  The Managing General Partner explored alternative exit strategies for this Local Limited Partnership interest.  The Fund’s interest in the Local Limited Partnership terminated January 4, 2010.  Based on an early 2009 valuation, the Managing General Partner expected a sale to result in approximately $1,500,000, or $29.45 per Unit, in sales proceeds.  However, due to market conditions, net sales proceeds to the Fund were $200,000, or $3.93 per Unit.  The Managing General Partner estimates that this transaction will result in 2010 taxable gain projected to be approximately $314,000, or about $6.17 per Unit.  The Fund no longer has an interest in the Local Limited Partnership.

As previously reported, Guardian Place, located in Richmond, Virginia, refinanced its existing debt, on July 29, 2005.  In addition to an annual debt service reduction of approximately $49,000, additional loan proceeds were utilized to retire a second mortgage and provide for a distribution of refinancing proceeds of $212,461 to the Fund on August 1, 2005.  The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of refinancing proceeds in Reserves.  As part of this transaction, the Managing General Partner and the Local General Partner entered into an agreement that would allow for a sale at the end of the Compliance Period on December 31, 2009.  The Managing General Partner is anticipating a May 2010 sale of the Fund’s interest in the Local Limited Partnership.  The Managing General Partner expects a sale to result in approximately $140,000, or $2.75 per Unit, in sales proceeds.  The Managing General Partner estimates that this transaction will result in 2010 taxable gain projected to be approximately $1,010,000, or about $19.83 per Unit.

As previously reported, occupancy at Grand Boulevard Renaissance, located in Chicago, Illinois averaged 96% for the nine months ending December 31, 2009.  Debt service coverage is at an acceptable level and the Property is operating above breakeven.  However, working capital still remains below acceptable levels.  A representative of the Managing General Partner conducted a physical inspection as part of a June 2009 site visit.  Despite improvements since an October 2008 visit, the Property was still assigned an unfavorable rating due to significant deferred maintenance and unaddressed issues.  The Managing General Partner’s representative also considers property management to be weak and limited in capacity to address the physical needs of the Property.  Advances from the Local General Partner and working capital have enabled the Property to remain current on its loan obligations.  In response to prior deficits, during 2001 the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage.  In addition, in an effort to further reduce the Property’s debt service burden, in July 2003 the Local Limited Partnership and the Illinois Housing Development Authority closed on a mortgage restructuring of the second mortgage that reduced monthly debt service payments until June 1, 2005.  As part of the transaction, the management agent agreed to subordinate a percentage of its management fee to payment of the second mortgage debt service.  The tax credit compliance period expired December 31, 2009.  The Managing General Partner is currently working on a strategy to dispose of the Fund’s interest in the property for a nominal sum in late-2010.

As previously reported, in an effort to reduce the Fund’s risk to chronic operating difficulties at Wynmor, also known as Eden Park, located in Brooklyn Park, Minnesota, the Managing General Partner and Local General Partner, on October 1, 2003, entered into an agreement to transfer a portion of the Fund’s interest in the Property’s future Tax Credits (approximately $11 per Unit) and tax losses to the Local General Partner.  In return, the Local General Partner agreed to deposit $500,000 into an escrow to be used to fund current and future operating deficits and to fund as much as an additional $500,000 to cover future operating deficits.  The Managing General Partner and Local General Partner also have an agreement that allows for the Managing General Partner to put the Fund’s interest to the Local General Partner for $1 any time after October 1, 2003 and that the Local General Partner could call the Fund’s interest for fair market value any time after January 2, 2009.  The Managing General Partner expects the put to be exercised in July 2010.  Occupancy averaged 94% for the nine months ending December 31, 2009; however, the Property operated slightly below breakeven for the same time period.  The Compliance Period for the Property expired on December 31, 2008.

As previously reported, the Local General Partner of Twin Oaks Meadows, located in Lansing, Michigan, with the Fund’s consent, obtained soft loan financing in May 2004 to undertake much needed security improvements to the Property, reduce payables and fund operating deficits.  In return for its consent, the Fund received a put option that allows the Fund to transfer its interest in the Local Limited Partnership for a nominal price to the Local General Partner at any time subsequent to the end of the Property’s Compliance Period on December 31, 2009.  Occupancy rose from 70% for the three months ending June 30, 2008 to 98% for the nine months ending December 31, 2009.  Crime in the immediate area has subsided as result of a neighborhood watch program that was implemented.  A new management company was brought in July 2008, which the Managing General Partner believes has helped occupancy at the Property.  The Tax Credit Compliance Period expired December 31, 2009.  The Managing General Partner is currently working on a strategy to dispose of the Fund’s interest in the property for a nominal sum in late-2010.

As previously reported, the Local General Partner of Fairhaven Manor, located in Burlington, Washington, was working on a permanent loan extension.  The loan matured on June 1, 2009, at which time a balloon payment was due; however, the note was extended for 60 months (5 years).  The Compliance Period ended December 31, 2008; therefore, there is no recapture risk at the Property.  The Managing General Partner is currently negotiating an exit strategy with the Local General Partner.  The likely end result is that the Local General Partner and Managing General Partner will agree on a price for the Local General Partner to purchase the Fund’s interest in the property, which is currently estimated for January 2011.

As previously reported, the Managing General Partner is currently negotiating an exit strategy with the Local General Partner of Andrew’s Pointe, located in Burnsville, Minnesota.  The compliance period expired December 31, 2008.  The likely end result is that the Local General Partner and Managing General Partner will agree on a price for the Local General Partner to purchase the Fund’s interest in the property, which is currently estimated for September 2010, at the earliest.

As previously reported, the Managing General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns SpringWood Apartments, located in Tallahassee, Florida, would be terminated upon the sale of the Property in the third quarter of 2008, a transaction that could have resulted in net sales proceeds to the Fund of approximately $200,000, or $3.93 per Unit.  In July 2008, the potential buyer withdrew their interest to purchase this Property.  The Managing General Partner is currently exploring alternative exit strategies for this Local Limited Partnership interest.  The Managing General Partner anticipates the Fund’s interest in the Local Limited Partnership will generally terminate no earlier than 90 days upon the sale of the Property in July 2011.  Net sales proceeds to the Fund are not known at this time.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2010 and 2009.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Fund maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods.  The Fund’s Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining disclosure controls for the Fund.  The controls and procedures established by the Fund are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of March 31, 2010, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Fund’s internal controls over financial reporting identified in connection with the evaluation that occurred during the Fund’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The Managing General Partner of the Fund is Arch Street VIII, Inc., a Massachusetts corporation (the “Managing General Partner”), an affiliate of Boston Financial.  The Managing General Partner was incorporated in September 1992.  The Investment Committee of the Managing General Partner approved all investments.  The names and positions of the principal officers and the directors of the Managing General Partner are set forth below.

Name Position

Kenneth J. Cutillo Chief Executive Officer

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

Mr. Cutillo is the Chief Executive Officer of Boston Financial. He has 15 years of experience in the low-income housing tax credit industry as a senior executive and tax attorney. Prior to joining Boston Financial, Mr. Cutillo was a Senior Vice President at Alliant Asset Management Company, LLC. From 2001 to 2008, Mr. Cutillo was responsible for supervising that firm's acquisition department. From 1998 to 2001, Mr. Cutillo was a Tax Partner at McGuireWoods, LLP and Chairman of its Affordable Housing Group. His practice at McGuireWoods, LLP focused exclusively on the representation of institutional investors, syndication firms and developers working in the affordable housing industry. Mr. Cutillo began his career in affordable housing in 1994 as tax counsel at Ungaretti & Harris, where he represented large financial institutions in their investment in various tax advantaged products. Mr. Cutillo received his B.A. from The University of the South in Political Science and History, a Juris Doctor cum laude from the University of Georgia School of Law, and a Master of Laws in Taxation from the University of Florida's Graduate Tax Program.

The Fund is organized as a limited partnership solely for the purpose of real estate investment and does not have any employees.  Therefore the Fund has not adopted a Code of Ethics.

The Fund is structured as a limited partnership that was formed principally for real estate investment and is not “listed” issuer as defined by Rule 10A-3 of the Securities Exchange Act of 1934.  Accordingly, neither an audit committee nor a financial expert to serve on such a committee has been established by the Fund.

Item 11.  Management Remuneration

Neither the directors nor officers of Arch Street VIII, Inc., nor the partners of Arch Street VII L.P., nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of  March 31, 2010, the following is the only entity known to the Fund to be the beneficial owner of more than 5% of the Units outstanding:

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

Except as described in the preceding paragraphs, neither Arch Street VIII, Inc., Arch Street VII L.P., Boston Financial nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units.  None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Fund does not know of any existing arrangement that might at a later date result in a change in control of the Fund.

Item 13.  Certain Relationships and Related Transactions

The Fund was required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Fund and the offering of Units.  The Fund was also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships.  In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement.  Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction.  All such fees, expenses and distributions paid during the years ended March 31, 2010 and 2009 are described below and in the sections of the Prospectus entitled "Estimated Use of Proceeds", "Management Compensation and Fees" and "Profits and Losses for Tax Purposes, Tax Credits and Cash Distributions."  Such sections are incorporated herein by reference.

The Fund is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the Fees paid and expense reimbursements made in the two years ended March 31, 2010 is presented as follows:

Organizational Fees and Expenses and Selling Expenses

In accordance with the Partnership Agreement, the Fund is required to pay certain fees to and reimburse expenses of the Managing General Partner and others in connection with the organization of the Fund and the offering of its Limited Partnership Units.  Commissions, fees and accountable expenses related to the sale of the Units totaling $6,304,898 were charged directly to Limited Partners' equity.  In connection therewith, $4,329,050 of selling expenses and $1,975,848 of offering expenses incurred on behalf of the Fund have been paid to an affiliate of the Managing General Partner.  In addition, the Fund has paid $50,000 in organization costs to an affiliate of the Managing General Partner.  This cost has been included in the balance sheet.  Total organization and offering expenses, exclusive of selling commissions and underwriting advisory fees, did not exceed 5.5% of the Gross Proceeds, and organizational and offering expenses, inclusive of selling commissions and underwriting advisory fees, did not exceed 15.0% of the Gross Proceeds.  No organizational fees and expenses were paid during the two years ended March 31, 2010.

Acquisition Fees and Expenses

In accordance with the Partnership Agreement, the Fund was required to pay acquisition fees to and reimburse acquisition expenses of the Managing General Partner or its affiliates for selecting, evaluating, structuring, negotiating and closing the Fund's investments in Local Limited Partnerships.  Acquisition fees totaled 6% of the Gross Proceeds.  Acquisition expenses, which include legal fees and expenses, travel and communications expenses, costs of appraisals and accounting fees and expenses, totaled 1.5% of the Gross Proceeds.  Acquisition fees totaling $3,055,800 for the closing of the Fund's Local Limited Partnership investments were paid to an affiliate of the Managing General Partner.  Of this amount, approximately $2,567,000 is included as capital contributions to Local Limited Partnerships.  Acquisition expenses totaling $763,950 were incurred and have been reimbursed to an affiliate of the Managing General Partner.  No acquisition fees or expenses were paid during the two years ended March 31, 2010.

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner is paid an annual fee for services in connection with the administration of the affairs of the Fund.  The affiliate currently receives 0.5% (annually adjusted by the CPI factor) of Gross Proceeds as the annual Asset Management Fee. Fees earned in each of the two years ended March 31, 2010 and 2009 are as follows:

	2010	2009
Asset management fees	$380,060	$377,230

Salaries and Benefits Expense Reimbursements

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Fund's operations.  Reimbursements paid or payable in each of the two years ended March 31, 2010 and 2009 are as follows:

	2010	2009

Salaries and benefits expense reimbursements	$168,544	$149,089

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partners of the Fund, Arch Street VIII, Inc. and Arch Street VII L.P., receive 1% of cash distributions paid to partners.  A cash distribution of $10,042 was made to the General Partners during the year ended March 31, 2010.  No cash distributions were made during the year ended March 31, 2009.

Additional information concerning cash distributions and other fees paid or payable to the Managing General Partner and its affiliates and the reimbursement of expenses paid or payable to Boston Financial and its affiliates during the years ended March 31, 2010 and 2009 is presented in Note 4 to the Financial Statements.

Item 14.  Principal Accountant Fees and Services

The Fund paid or accrued fees for services rendered by the principal accountants for the two years ended March 31, 2010 as follows:

	2010	2009

Audit fees	$65,127	$72,286
Tax fees	$2,500	$2,500

No other fees were paid or accrued to the principal accountants during the two years ended   March 31, 2010.

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

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

By:  Arch Street VIII, Inc.
                 its Managing General Partner

By: /s/Kenneth J. Cutillo Date: June 29, 2010
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
(Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

By: /s/Kenneth J. Cutillo Date: June 29, 2010
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
(Chief Financial Officer)

By: /s/Kenneth J. Cutillo Date: June 29, 2010
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
(Chief Accounting Officer)

-

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2010
INDEX

                                                                                                                                      Page No.

Report of Independent Registered Public Accounting Firm
for the years ended March 31, 2010                                                                                  F-2

Financial Statements

Balance Sheet - March 31, 2010 and 2009                                                                        F-3

Statements of Operations - For the years ended
March 31, 2010 and 2009                                                                                                F-4

Statements of Changes in Partners' Equity -
For the years ended March 31, 2010 and 2009                                                            F-5

Statements of Cash Flows - For the years ended
March 31, 2010 and 2009                                                                                                F-6

Notes to the Financial Statements                                                                                    F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Boston Financial Tax Credit Fund VII, A Limited Partnership

We have audited the accompanying balance sheets of Boston Financial Tax Credit Fund VII, A Limited Partnership as of March 31, 2010 and 2009, and the related statements of operations, changes in partners’ equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund VII, A Limited Partnership as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Bethesda, Maryland
June 29, 2010

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                                                                                                                                                                          BALANCE SHEETS
MARCH 31, 2010 and 2009

	2010	2009
Assets

Cash and cash equivalents	$2,671,659	$1,564,981
Restricted cash (Note 4)	244,396	284,447
Investments in Local Limited Partnerships (Note 4)	346,611	1,224,904
Other assets	388	141
Total Assets	$3,263,054	$3,074,473

Liabilities and Partners' Equity

Due to affiliates (Notes 4 and 5)	$195,786	$297,110
Accrued expenses	58,387	59,100
Total Liabilities	254,173	356,210

General, Initial and Investor Limited Partners' Equity	3,008,881	2,718,263
Total Liabilities and Partners' Equity	$3,263,054	$3,074,473

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2010 and 2009

	2010	2009
Revenue:
Investment	$26,290	$29,105
Cash distribution income	274,976	87,177
Total Revenue	301,266	116,282

Expense:
Asset management fees, affiliate (Note 5)	380,060	377,230
Provision for valuation allowance on advances to Local
Limited Partnerships (Note 4)	-	48,404
Impairment on investments in Local Limited Partnerships (Note 4)	9,000	99,000
General and administrative (includes reimbursements
to an affiliate in the amount of $168,544 and
$149,089 in 2010 and 2009, respectively) (Note 5)	283,596	271,160
Amortization	4,925	9,693
Total Expense	677,581	805,487

Loss before equity in losses of Local Limited Partnerships
and gain on sale of investments in Local Limited Partnerships	(376,315)	(689,205)

Equity in losses of Local Limited Partnerships (Note 4)	(217,920)	(385,150)

Gain on sale of investments in Local Limited Partnerships (Note 4)	1,889,049	1,432,168

Net Income	$1,294,814	$357,813

Net Income allocated:
General Partners	$12,948	$3,578
Limited Partners	1,281,866	354,235
	$1,294,814	$357,813
Net Income per Limited Partner Unit
(50,930 Units)	$25.17	$6.96

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
For the Years Ended March 31, 2010 and 2009

		Initial	Investor
	General	Limited	Limited
	Partners	Partners	Partners	Total

Balance at March 31, 2008	$23,604	5,000	2,331,846	$2,360,450

Net Income	3,578	-	354,235	357,813

Balance at March 31, 2009	27,182	5,000	2,686,081	2,718,263
Cash distributions	(10,042)	-	(994,154)	(1,004,196)
Net Income	12,948	-	1,281,866	1,294,814

Balance at March 31, 2010	$30,088	$5,000	$2,973,793	$3,008,881

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net Income	$1,294,814	$357,813
Adjustments to reconcile net income to net
cash used for operating activities:
Equity in losses of Local Limited Partnerships	217,920	385,150
Gain on sale of investments in Local Limited Partnerships	(1,889,049)	(1,432,168)
Impairment on investments in Local Limited Partnerships	9,000	99,000
Amortization	4,925	9,693
Cash distributions included in net income	(274,976)	(87,177)
Other non-cash item	(690)	(6,249)
Increase (decrease) in cash arising from changes
in operating assets and liabilities:
Other assets	(247)	615
Due to affiliates	(101,324)	(175,981)
Accrued expenses	(713)	3,229
Other liabilities	-	(45,198)
Net cash used for operating activities	(740,340)	(891,273)

Cash flows from investing activities: Release of restricted cash	40,741	-
Cash distributions received from Local Limited Partnerships	680,613	211,861
Proceeds from sale of investments in Local Limited Partnerships	2,129,860	1,630,776
Net cash provided by investing activities	2,851,214	1,842,637

Cash flows from financing activities:
Cash distributions	(1,004,196)	-
Net cash used for financing activities	(1,004,196)	-

Net increase in cash and cash equivalents	1,106,678	951,364

Cash and cash equivalents, beginning	1,564,981	613,617

Cash and cash equivalents, ending	$2,671,659	$1,564,981

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS

1.   Organization

Boston Financial Tax Credit Fund VII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest in other limited partnerships ("Local Limited Partnerships") which own and operate apartment complexes that are eligible for low income housing tax credits which may be applied against the federal income tax liability of an investor.  The Fund’s objective are to: (i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; ii) provide limited cash distributions from the operations of apartment complexes and; iii) preserve and protect the Fund’s capital.  Arch Street VIII, Inc., a Massachusetts corporation is the Managing General Partner of the Fund.  Arch Street VII Limited Partnership, a Massachusetts limited partnership, whose general partner consists of Arch Street, Inc., is also a General Partner.  Both the Managing General Partner and Arch Street VII, L.P. are affiliates of Boston Financial Investment Management, LP (“Boston Financial”).  The General Partners were affiliates of MMA Financial, Inc.  Municipal Mortgage & Equity, LLC (“MuniMae”), the parent company of MMA Financial, Inc., sold substantially all of the assets of its Low Income Housing Tax Credit business to Boston Financial. The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009.  From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC, an affiliate of Boston Financial, to provide asset management to the Fund.  On October 13, 2009, the partnership interests in the General Partners were directly and/or indirectly transferred from entities controlled by MuniMae to one or more entities controlled and owned by Boston Financial.  The fiscal year of the Fund ends on March 31.

The Partnership Agreement authorizes the sale of up to 100,000 Units of limited partnership interest ("Units") at $1,000 per Unit.  In total, the Fund received $50,930,000 of capital contributions from investors admitted as Limited Partners for 50,930 Units. On November 30, 1993, the Fund held its final investor closing.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At March 31, 2010 and 2009, $2,759,197 and $1,587,737, respectively, has been designated as Reserves.

Generally, profits, losses, tax credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partner.  Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partner after certain priority payments.  The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement.  However, to the extent that the General Partners’ capital accounts are in a deficit position, certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

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

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)

2.  Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder.  The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund’s investors.  The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Fund as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, control the day-to-day operations of the Local Limited Partnerships.  The general partners are also responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments.  The Fund, through its ownership percentages, may participate in property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Fund’s financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting.  The Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs.  The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.  Under the equity method, the investment is carried at cost, adjusted for the Fund’s share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations.  A liability is recorded for delayed equity capital contributions to Local Limited Partnerships.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that equity in losses are incurred when the Fund’s carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income.  Income from a Local Limited Partnership, where cumulative equity in losses plus cumulative distributions  have exceeded the total investment in the Local Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund.

Excess investment costs over the underlying net assets acquired have arisen from acquisition fees paid and expenses reimbursed to an affiliate of the Fund.  These fees and expenses are included in the Fund’s investments in Local Limited Partnerships and are being amortized on a straight-line basis over 35 years or until a Local Limited Partnership’s respective investment balance has been reduced to zero.

The General Partners have elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2009 and 2008 and for the years then ended.

The Fund, as a limited partner in the Local Limited Partnerships, is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance of facilities and continued eligibility of tax credits.  If the cost of operating a property exceeds the rental income earned thereon, the Fund may deem it in its best interest to voluntarily provide funds in order to protect its investment.

The Fund may provide advances to the Local Limited Partnerships to finance operations or to make debt service payments.  The Fund assesses the collectability of any advances at the time the advance is made and records a reserve if collectability is not reasonably assured. The Fund does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

                                                                                        Boston Financial Tax Credit Fund VII, A Limited Partnership
NOTES TO THE FINANCIAL STATEMENTS (continued)

2.   Significant Accounting Policies (continued)

Investments in Local Limited Partnerships (continued)

The Fund has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships.  Periodically, the carrying values of the investments are tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision to reduce the investment to the sum of the estimated remaining benefits will be recorded in the Fund's financial statements. The estimated remaining benefits for each Local Limited Partnership consist of estimated future tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Included in the estimated residual proceeds calculation is an estimated net operating income capitalized at a rate specific to the location of each Local Limited Partnership less the estimated terminal debt balance of the Local Limited Partnership.  Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions.  However, the Fund may record impairment losses if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

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

Income Taxes

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its partners on their respective income tax returns.  The Fund’s federal tax status as a pass-through entity is based on its legal status as a partnership.  Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity.  The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities.  Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions which must be considered for disclosure.  The Fund is subject to examination by major tax jurisdictions for tax years 2006 through 2009.

Subsequent Events

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure.  The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements.  Subsequent events which provide evidence about conditions that existed after the balance sheet date require disclosure in the accompanying notes.  Management evaluated the activity of the Fund and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

                                                                                           Boston Finanical Tax Credit Fund VII, A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS (continued)

3.  New Accounting Principles

Codification and Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued authoritative guidance which establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. It is effective for interim and annual reporting periods ending after September 15, 2009.   The Fund has adopted this authoritative guidance with its September 30, 2009 reporting.  The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement did not have an impact on the Fund’s financial position or results of operations, but did change the way in which GAAP is referenced in the Fund’s financial statements.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis.  The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 is not expected to have a material effect on the Fund’s financial statements.

4.  Investments in Local Limited Partnerships

The Fund currently owns limited partnership interests in eight Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted.  The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood Apartments which is 19.8%, Eden Park which is 67.99%, and Fountain Lakes which is 90%.  The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund’s interests in the Local Limited Partnership’s at the end of the Compliance Period at nominal prices.  In the event that Local Limited Partnerships are sold to a third parties, or upon dissolution of the Local Limited Partnership’s, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

                                                                                              Boston Financial Tax Credit Fund VII, A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS (continued)

4.   Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at  March 31, 2010 and 2009:

	2010	2009
Capital contributions and advances paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited Partnerships	$14,407,031	$27,305,481

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $4,024,182 and $3,570,296)	(11,284,006)	(20,745,430)

Cumulative cash distributions received from Local Limited Partnerships	(1,262,921)	(2,382,471)

Investments in Local Limited Partnerships before adjustments	1,860,104	4,177,580

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	581,846	846,688

Cumulative amortization of acquisition fees and expenses	(195,552)	(298,577)

Investments in Local Limited Partnerships before valuation allowance	2,246,398	4,725,691

Valuation allowance on investments in Local Limited Partnerships	(1,899,787)	(3,500,787)

Investments in Local Limited Partnerships	$346,611	$1,224,904

During the year ended March 31, 2009, the Fund advanced $48,404 to one of the Local Limited Partnerships, all of which was reserved.  The Fund has also recorded a valuation allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

Summarized combined financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2009 and 2008 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis) is as follows:

                                                                                               Boston Finanical Tax Credit Fund VII, A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS (continued)

4.  Investments in Local Limited Partnerships (continued)

Summarized Balance Sheets - as of December 31,

	2009	2008

Assets:
Investment property, net	$25,854,043	$44,067,522
Other assets	2,240,940	4,510,500
Total Assets	$28,094,983	$48,578,022

Liabilities and Partners' Equity (Deficiency):
Mortgage notes payable	$23,043,444	$44,035,823
Other liabilities	6,594,721	8,534,676
Total Liabilities	29,638,165	52,570,499

Fund's deficiency	(2,736,242)	(4,993,560)
Other partners' equity	1,193,060	1,001,083
Total Partners' Deficiency:	(1,543,182)	(3,992,477)
Total Liabilities and Partners' Equity	$28,094,983	$48,578,022

Summarized Statements of Operations  -
for the years ended December 31,

	2009	2008

Rental and other income	$9,688,547	$12,017,642

Expenses:
Operating	6,756,999	8,268,699
Interest	1,951,790	2,614,705
Depreciation and amortization	2,533,888	2,954,166
Total Expenses	11,242,677	13,837,570

Net Loss	$(1,554,130)	$(1,819,928)

Fund’s share of net loss (2008 includes $78,010 from prior years)	$(1,033,766)	$(1,325,043)
Other partners' share of net loss	$(520,364)	$(416,875)

For the years ended March 31, 2010 and 2009, the Fund has not recognized $815,846 and $1,022,349, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in these Local Limited Partnerships.  Previously unrecognized losses of $82,456 were included in losses recognized in the year ended March 31, 2009.

                                                                                                    Boston Financial Tax Credit Fund VII, A Limited Partnership
NOTES TO THE FINANCIAL STATEMENTS (continued)

4.  Investments in Local Limited Partnerships (continued)

The Fund’s deficiency as reflected by the Local Limited Partnerships of ($2,736,242) and ($4,993,560) at December 31, 2009 and 2008, respectively, differs from the Fund’s investments in Local Limited Partnerships before adjustments of $1,860,104 and $4,177,580 at December 31, 2009 and 2008, respectively, due to: (i) cumulative unrecognized losses as described above;  (ii) syndication costs charged to equity by the Local Limited Partnerships that are not reflected in the Fund’s investments in Local Limited Partnerships;  (iii) advances to Local Limited Partnerships that the Fund included in investments in Local Limited Partnerships;  (iv) one Local Limited Partnership whose interest was sold in the quarter ended March 31, 2010 and two Local Limited Partnerships whose interests were sold in the quarter ended March 31, 2009, being included in the summarized balance sheets of the Local Limited Partnerships at December 31, 2009 and 2008, respectively; and (v) differences in the accounting treatment of miscellaneous items.

During the year ended March 31, 2010, the Fund sold its interest in five Local Limited Partnerships resulting in a gain of $1,889,049.  During the year ended March 31, 2009, the Fund sold its interest in three Local Limited Partnerships resulting in a gain of $1,432,168.

The Fund has set aside in an escrow account future capital contributions related to its investment in one Local Limited Partnership.  Interest earned on this deposit is payable to the Local General Partner.  As of March 31, 2010 and 2009, the Fund’s escrow balance is $244,396 and $284,447, respectively.  As of March 31, 2010 and 2009, $98,860 and $139,051, respectively of interest due to the Local General Partner is included in due to affiliates.

5.  Transactions with Affiliates

An affiliate of the Managing General Partner receives the base amount of 0.50% (annually adjusted by the CPI factor) of Gross Proceeds as the annual Asset Management Fee for administering the affairs of the Fund.  Asset Management Fees of $380,060 and $377,230 have been expensed in the years ended March 31, 2010 and 2009, respectively. During the years ended March 31, 2010 and 2009, $377,512 and $494,416 respectively, were paid out of available cash flow for Asset Management Fees.  Included in due to affiliates at March 31, 2010 and 2009 is $96,926 and $94,378, respectively of Asset Management Fees.

An affiliate of the Managing General Partner is reimbursed for the cost of the Fund's salaries and benefits expenses.  Included in general and administrative expenses for the years ended March 31, 2010 and 2009 is $168,544 and $149,089, respectively that the Fund has incurred for these expenses.  During the year ended March 31, 2010 and 2009, salaries and benefits of $219,658 and $169,776, respectively, were paid to the affiliate of the Managing General Partner.  As of March 31, 2010 and 2009, $0 and $51,114, respectively of these reimbursements remains unpaid.

An affiliate of the General Partner was reimbursed for the actual cost of the Fund's operating expenses.  As of March 31, 2010 and 2009, $0 and $12,567, respectively is reimbursable to the affiliate.

                                                                                               Boston Financial Tax Credit Fund VII, A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS (continued)

6.  Federal Income Taxes

The following schedule reconciles the reported financial statement net income for the fiscal years ended March 31, 2010 and 2009 to the net income (loss) reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2009 and 2008:

	2010	2009

Net Income per financial statements	$1,294,814	$357,813

Equity in losses of Local Limited Partnerships for financial reporting
purposes in excess of equity in losses for tax purposes	164,139	127,263

Equity in losses of Local Limited Partnerships not recognized
for financial reporting purposes	(815,846)	(939,893)

Adjustment to reflect March 31 fiscal year end to
December 31 taxable year end	6,362	(8,434)

Amortization for tax purposes in excess of amortization
for financial reporting purposes	(24,418)	(26,633)

Provision for valuation allowance on advances to Local Limited
Partnerships, not deductible for tax purposes	-	48,404

Impairment on investments in Local Limited Partnerships
not deductible for tax purposes	9,000	99,000

Gain on sale of investments in Local Limited Partnerships for tax
purposes in excess of gain recognized for financial reporting purposes	4,330,433	-

Gain on sale of investments in Local Limited Partnerships for financial
reporting purposes in excess of gain recognized for tax purposes	-	(429,344)

Cash distributions included in net income (loss) for financial reporting purposes	(274,976)	(87,177)

Net Income (loss) per tax return	$4,689,508	$(859,001)

                                                                                           Boston Financial Tax Credit Fund VII, A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS (continued)

6.  Federal Income Taxes (continued)

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2010 and December 31, 2009, respectively are as follows:

	Financial
	Reporting	Tax
	Purposes	Purposes	Differences

Investments in Local Limited Partnerships	$346,611	$(1,342,218)	$1,688,829
Other assets	$2,916,443	$10,218,702	$(7,302,259)
Liabilities	$254,173	$288,682	$(34,509)

The differences in assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $7,407,000 more than for financial reporting purposes, including approximately $4,024,000 of losses the Fund has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceed its total investments;  (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $172,000; (iii) the Fund has recorded an impairment allowance on its investments in Local Limited Partnerships for approximately $1,887,000 that  is not recorded for tax purposes; and (iv) organizational and offering costs of approximately $6,305,000 that have been capitalized for tax  purposes are charged to Limited Partners’ equity for financial reporting purposes.

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2009 and December 31, 2008, respectively are as follows:

	Financial
	Reporting	Tax
	Purposes	Purposes	Differences

Investments in Local Limited Partnerships	$1,224,904	$(4,063,128)	$5,288,032
Other assets	$1,849,569	$8,282,050	$(6,432,481)
Liabilities	$356,210	$320,628	$35,582

The differences in assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $9,805,000 more than for financial reporting purposes, including approximately $3,570,000 of losses the Fund has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceed its total investments; (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $214,000; (iii) approximately $62,000 of cash distributions received from Local Limited Partnerships were received during the three months ended March 31, 2009; (iv) the Fund has recorded an impairment allowance on its investments in Local Limited Partnerships for approximately $3,488,000 that  is not recorded for tax purposes; and (v) organizational and offering costs of approximately $6,305,000 that have been capitalized for tax  purposes are charged to Limited Partners’ equity for financial reporting purposes.

                                                                                               Boston Financial Tax Credit Fund VII, A Limited Partnership

NOTES TO THE FINANCIAL STATEMENTS (continued)

7.  Significant Subsidiaries

The following Local Limited Partnerships invested in by the Fund represents more than 20% of the Fund’s total assets or equity as of March 31, 2010 or 2009 or net losses for the years ended either March 31, 2010 or 2009.  The following financial information represents the performance of these Local Limited Partnerships for the years ended December 31, 2009 and 2008:

Citrus Glen	2009	2008

Total Assets	$4,455,331	$4,985,663
Total Liabilities	$5,692,072	$5,867,615
Revenue	$1,397,815	$1,407,210
Net Loss	$(291,867)	$(254,158)