Form 10-Q
period 2010-06-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2010-08-16
CIK 892342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended                                  June 30, 2010

                                                                                         OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE   ACT OF 1934

For the transition period from ______________     to

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
Yes  X    No .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Yes    No   X   .

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                  Page No.

Item 1.   Financial Statements

Balance Sheets - June 30, 2010 (Unaudited) and
March 31, 2010 (Audited)                                                                                                1

Statements of Operations (Unaudited) -
For the Three Months Ended June 30, 2010 and 2009                                                2

Statement of Changes in Partners' Equity
(Unaudited) - For the Three Months Ended June 30, 2010                                         3

Statements of Cash Flows (Unaudited) -
For the Three Months Ended June 30, 2010 and 2009                                                 4

Notes to the Financial Statements (Unaudited)                                                                5

Item 2.    Management's Discussion and Analysis of
Financial Condition and Results of Operations                                                            8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                     14

Item 4.    Controls and Procedures                                                                                                    14

PART II - OTHER INFORMATION

Items 1-6                                                                                                                                                15

SIGNATURE                                                                                                                                        16

CERTIFICATIONS                                                                                                                              17

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

BALANCE SHEETS
June 30, 2010 (Unaudited) and March 31, 2010 (Audited)

Assets	June 30	March 31

Cash and cash equivalents	$2,521,770	$2,671,659
Restricted cash	244,548	244,396
Investments in Local Limited Partnerships (Note 1)	117,500	346,611
Other assets	401	388
Total Assets	$2,884,219	$3,263,054

Liabilities and Partners' Equity

Due to affiliates	$195,656	$195,786
Accrued expenses	69,798	58,387
Total Liabilities	265,454	254,173

General, Initial and Investor Limited Partners' Equity	2,618,765	3,008,881
Total Liabilities and Partners' Equity	$2,884,219	$3,263,054

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Revenue:
Investment	$2,577	$5,676
Total Revenue	2,577	5,676

Expense:
Asset management fees, affiliate	96,926	94,378
Impairment on investments in Local Limited Partnerships	221,000	5,000
General and administrative (includes reimbursements to
an affiliate in the amount of $37,912 and $30,971
in 2010 and 2009, respectively)	66,656	69,823
Amortization	1,082	2,177
Total Expense	385,664	171,378

Loss before equity in losses of Local Limited Partnerships	(383,087)	(165,702)

Equity in losses of Local Limited Partnerships (Note 1)	(7,029)	(74,759)

Net Loss	$(390,116)	$(240,461)

Net Loss allocated:
General Partners	$(3,901)	$(2,405)
Limited Partners	(386,215)	(238,056)
	$(390,116)	$(240,461)
Net Loss per Limited Partner Unit
(50,930 Units)	$(7.58)	$(4.67)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Three Months Ended June 30, 2010
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partners	Partner	Partners	Total

Balance at March 31, 2010	$30,088	$5,000	$2,973,793	$3,008,881

Net Loss	(3,901)	-	(386,215)	(390,116)

Balance at June 30, 2010	$26,187	$5,000	$2,587,578	$2,618,765

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009

Net cash used for operating activities	$(149,889)	$(169,671)

Net cash provided by investing activities	-	25,734

Net decrease in cash and cash equivalents	(149,889)	(143,937)

Cash and cash equivalents, beginning	2,671,659	1,564,981

Cash and cash equivalents, ending	$2,521,770	$1,421,044

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Fund’s Form 10-K for the year ended March 31, 2010.  In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations.  The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2010 and 2009 and for the three months then ended.

Generally, profits, losses, tax credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partners.  Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments.  The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement.  However, to the extent that the General Partners’ capital accounts are in deficit positions, certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

1.   Investments in Local Limited Partnerships

The Fund has limited partnership interests in eight Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted.  The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood Apartments which is 19.8%, and Eden Park which is 67.99%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund’s interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices.  In the event that Local Limited Partnerships are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

                          BOSTON FINANCIAL TAX CREDIT FUND VII,  A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

1.   Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at June 30, 2010 and March 31, 2010:

	June 30	March 31
Capital contributions and advances paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
Partnerships	$14,407,031	$14,407,031

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $4,209,185 and $4,024,182 at
June 30 and March 31, 2010, respectively)	(11,291,035)	(11,284,006)

Cumulative cash distributions received from Local Limited Partnerships	(1,262,921)	(1,262,921)

Investments in Local Limited Partnerships before adjustments	1,853,075	1,860,104

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	581,846	581,846

Cumulative amortization of acquisition fees and expenses	(196,634)	(195,552)

Investments in Local Limited Partnerships before valuation allowance	2,238,287	2,246,398

Valuation allowance on investments in Local Limited Partnerships	(2,120,787)	(1,899,787)

Investments in Local Limited Partnerships	$117,500	$346,611

The Fund has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund’s share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2010 and 2009 is $192,032 and $317,027, respectively.  For the three months ended June 30, 2010 and 2009, the Fund has not recognized $185,003 and $242,268, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

                           BOSTON FINANCIAL TAX CREDIT FUND VII,  A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

2. New Accounting Principles

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis.  The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Fund’s financial statements.

3.  Significant Subsidiaries

The following Local Limited Partnership invested in by the Fund represents more than 20% of the Fund’s total assets or equity as of June 30, 2010 or 2009 or net losses for the three months then ended.  The following financial information represents the performance of this Local Limited Partnership for the three months ended March 31, 2010 and 2009:

Citrus Glen	2010	2009

Revenue	N/A	$351,800
Net Loss	N/A	$(63,700)

                            BOSTON FINANCIAL  TAX CREDIT FUND VII,   A LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “believe,” “could” and similar expressions are intended to identify such forward-looking statements.   The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions.  Although the Fund believes the forward-looking statements are based on reasonable assumptions, the Fund can give no assurance that its expectations will be attained.  Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions and interest rates.

Critical Accounting Policies

The Fund’s accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting.  The Fund’s policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities (VIEs). The Fund is involved with the VIEs as a non-controlling limited partner equity holder.  The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund’s investors.  The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Fund as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners of the Local Limited Partnerships, who are considered to be the primary beneficiaries, have the power to direct the activities of the Local Limited Partnerships and an obligation to absorb losses of the Local Limited Partnerships.  The general partners control the day-to-day operations of the Local Limited Partnerships and are responsible for maintaining compliance with the tax credit program and for providing subordinated financial support in the event operations cannot support debt and property tax payments.  The Fund, through its ownership percentages, may participate in property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Fund’s financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these VIEs, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting.  The Fund's exposure to economic and financial statement losses is limited to its investments in the VIEs.  The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.  Under the equity method, the investment is carried at cost, adjusted for the Fund’s share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations.  A liability is recorded for delayed equity capital contributions to Local Limited Partnerships.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that equity in losses are incurred when the Fund’s carrying value of the respective Local Limited Partnership has been reduced to a zero balance, the losses will be suspended and offset against future income.  Income from a Local Limited Partnership, where cumulative equity in losses plus cumulative distributions  have exceeded the total investment in the Local Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income on the books of the Fund.

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

BOSTON FINANCIAL TAX CREDIT FUND VII,  A LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At June 30, 2010, the Fund had cash and cash equivalents of $2,521,770 as compared with $2,671,659 at March 31, 2010.  This decrease is primarily attributable to cash used for operating activities, and payment of asset management fees.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At June 30, 2010 and March 31, 2010, respectively, $2,597,910 and $2,759,197 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $128,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment.  As of June 30, 2010, the Fund has advanced approximately $1,525,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations.  Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate.  To date, the Fund has used approximately $1,705,000 of Reserves to fund operations.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment.  Thus, as of June 30, 2010, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash Distributions

No cash distributions were made to Limited Partners during the three months ended June 30, 2010.

Results of Operations

The Fund’s results of operations for the three months ended June 30, 2010 resulted in a net loss of $390,116 as compared to a net loss of $240,461 for the same period in 2009. The increase in net loss is primarily attributable to an increase in impairment on investments in Local Limited Partnerships and a decrease in investment revenue, partially offset by a decrease in equity in losses. The increase on impairment on investments in Local Limited Partnerships is due to the Fund recording an impairment allowance for its investments in certain Local Limited Partnerships. The decrease in investment revenue is due to a decrease in the average balance of funds held for investment. The decrease in equity in losses is due to a decrease in losses recorded by certain Local Limited Partnerships.

Portfolio Update

The Fund is a Massachusetts limited partnership organized to invest in Local Limited Partnerships which own and operate apartment complexes that are eligible for low income housing tax credits which may be applied against the federal income tax liability of an investor.  The Fund’s objectives are to: (i) provide investors with annual tax credits which they may use to reduce their federal income tax liability; (ii) provide limited cash distributions from the operations of apartment complexes and; (iii) preserve and protect the Fund’s capital. Arch Street VIII, Inc. is the Managing General Partner of the Fund.  Arch Street VII Limited Partnership is the co-General Partner of the Fund.

BOSTON FINANCIAL TAX CREDIT FUND VII,  A LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Portfolio Update (continued)

ALZA Corporation is the class A limited partner of Arch Street VII Limited Partnership, Boston Financial BFG Investments, LLC is the class B limited partner of Arch Street VII Limited Partnership and Arch Street VIII, Inc. is the general partner of Arch Street VII Limited Partnership.  Arch Street VIII, Inc. and Arch Street VII Limited Partnership are affiliates of Boston Financial. The fiscal year of the Fund ends on March 31.

As of June 30, 2010, the Fund’s investment portfolio consisted of a limited partnership interest in eight Local Limited Partnerships which own and operate a multi-family apartment complex that has generated Tax Credits.  Since inception, the Fund generated Tax Credits of approximately $1,485 per Limited Partner Unit.  In the aggregate, actual and estimated Tax Credits enabled the Fund to meet the objective specified in the Fund’s prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service.  Failure to do so would result in the recapture of a portion of the Property’s Tax Credits.  The Compliance Period for seven of the remaining eight Properties, which the Fund has an interest, expired on or before December 31, 2009.  The Compliance Period for the one remaining Property will expire December 31, 2010.  The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund’s interest in one additional Local Limited Partnership in 2010.  In addition, the Fund is in negotiations with potential buyers to dispose of its interest in four Local Limited Partnerships.  No Local Limited Partnerships in which the Fund had an interest were disposed of during the three months ended June 30, 2010.

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

Property Discussions

Half of the Properties in which the Fund has an interest have stabilized operations and operate above breakeven as of March 31, 2010.  Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows.  However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Fund’s liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period.  Also, the Managing General Partner, in the normal course of the Fund’s business, may arrange for the future disposition of its interest in certain Local Limited Partnerships.  The following Property discussions focus only on such Properties.

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

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                                                                                                                                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Discussions (continued)

As previously reported, Guardian Place, located in Richmond, Virginia, refinanced its existing debt, on July 29, 2005.  In addition to an annual debt service reduction of approximately $49,000, additional loan proceeds were utilized to retire a second mortgage and provide for a distribution of refinancing proceeds of $212,461 to the Fund on August 1, 2005.  The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of refinancing proceeds in Reserves.  As part of this transaction, the Managing General Partner and the Local General Partner entered into an agreement that would allow for a sale at the end of the Compliance Period on December 31, 2009.  The Managing General Partner is anticipating an August 2010 sale of the Fund’s interest in the Local Limited Partnership.  The Managing General Partner expects a sale to result in approximately $472,000, or $9.27 per Unit, in sales proceeds.  The Managing General Partner estimates that this transaction will result in 2010 taxable gain projected to be approximately $1,330,000, or about $26.11 per Unit.

As previously reported, occupancy at Grand Boulevard Renaissance, located in Chicago, Illinois continues to be in the mid-90 percentile.  Occupancy averaged 94% for the  year ending March 31, 2010.  Debt service coverage is at an acceptable level and the Property is operating above breakeven.  However, working capital still remains below acceptable levels.  A representative of the Managing General Partner conducted a physical inspection as part of a June 2009 site visit.  Despite improvements since an October 2008 visit, the Property was still assigned an unfavorable rating due to significant deferred maintenance and unaddressed issues.  The Managing General Partner’s representative also considers property management to be weak and limited in capacity to address the physical needs of the Property.  Advances from the Local General Partner and working capital have enabled the Property to remain current on its loan obligations.  In response to prior deficits, during 2001 the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage.  In addition, in an effort to further reduce the Property’s debt service burden, in July 2003 the Local Limited Partnership and the Illinois Housing Development Authority closed on a mortgage restructuring of the second mortgage that reduced monthly debt service payments until June 1, 2005.  As part of the transaction, the management agent agreed to subordinate a percentage of its management fee to payment of the second mortgage debt service.  The tax credit compliance period expired December 31, 2009.  The Managing General Partner is currently working on a strategy to dispose of the Fund’s interest in the Property for a nominal sum in late-2010.  The Managing General Partner estimates that this transaction will result in 2010 taxable gain projected to be approximately $149,000, or about $2.93 per Unit.

As previously reported, in an effort to reduce the Fund’s risk to chronic operating difficulties at Wynmor, also known as Eden Park, located in Brooklyn Park, Minnesota, the Managing General Partner and Local General Partner, on October 1, 2003, entered into an agreement to transfer a portion of the Fund’s interest in the Property’s future Tax Credits (approximately $11 per Unit) and tax losses to the Local General Partner.  In return, the Local General Partner agreed to deposit $500,000 into an escrow to be used to fund current and future operating deficits and to fund as much as an additional $500,000 to cover future operating deficits.  The Managing General Partner and Local General Partner also have an agreement that allows for the Managing General Partner to put the Fund’s interest to the Local General Partner for $1 any time after October 1, 2003 and that the Local General Partner could call the Fund’s interest for fair market value any time after January 2, 2009.  The Managing General Partner expects the put to be exercised in December 2010.  Occupancy averaged 94% for the year ending March 31, 2010; however, the Property operated slightly below breakeven for the same time period.  The Compliance Period for the Property expired on December 31, 2008.

                           BOSTON FINANCIAL TAX CREDIT FUND VII,  A LIMITED PARTNERSHIP

                                                                                                                                                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Discussions (continued)

As previously reported, the Local General Partner of Twin Oaks Meadows, located in Lansing, Michigan, with the Fund’s consent, obtained soft loan financing in May 2004 to undertake much needed security improvements to the Property, reduce payables and fund operating deficits.  In return for its consent, the Fund received a put option that allows the Fund to transfer its interest in the Local Limited Partnership for a nominal price to the Local General Partner at any time subsequent to the end of the Property’s Compliance Period on December 31, 2009.  Occupancy rose from 70% for the three months ending June 30, 2008 to 98% for the year ending March 31, 2010.  Crime in the immediate area has subsided as result of a neighborhood watch program that was implemented.  A new management company was brought in July 2008, which the Managing General Partner believes has helped occupancy at the Property.  The Tax Credit Compliance Period expired December 31, 2009.  The Managing General Partner is currently working on a strategy to dispose of the Fund’s interest in the property for a nominal sum in late-2010.  The Managing General Partner estimates that this transaction will result in 2010 taxable gain projected to be approximately $530,000, or about $10.41 per Unit.

As previously reported, the Managing General Partner is currently negotiating an exit strategy with the Local General Partner of Andrew’s Pointe, located in Burnsville, Minnesota.  The compliance period expired December 31, 2008.  The likely end result is that the Local General Partner and Managing General Partner will agree on a price for the Local General Partner to purchase the Fund’s interest in the property, which is currently estimated for December 2010, at the earliest. Net sales proceeds, if any, as well as taxable income or loss, is unknown at this time.

As previously reported, the Local General Partner of Fairhaven Manor, located in Burlington, Washington, was working on a permanent loan extension.  The loan matured on June 1, 2009, at which time a balloon payment was due; however, the note was extended for 60 months (5 years).  The Compliance Period ended December 31, 2008; therefore, there is no recapture risk at the Property.  The Managing General Partner is currently negotiating an exit strategy with the Local General Partner.  The likely end result is that the Local General Partner and Managing General Partner will agree on a price for the Local General Partner to purchase the Fund’s interest in the property, which is currently estimated for May 2011. Net sales proceeds, if any, as well as taxable income or loss, is unknown at this time.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of June 30, 2010, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Fund’s internal controls over financial reporting identified in connection with the evaluation that occurred during the Fund’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

                                                                                              BOSTON FINANCIAL TAX CREDIT FUND VII,  A LIMITED PARTNERSHIP

PART II         OTHER INFORMATION

Items 1-5        Not applicable

Item 6             Exhibits and reports on Form 8-K

(a)	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2010.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 16, 2010                                                                                                                                                                        BOSTON FINANCIAL TAX CREDIT FUND VII,
                                                                                                                                                                                                                A LIMITED PARTNERSHIP

                                                                                                                                                                                                                 By:       Arch Street VIII, Inc.,
                                                                                                                                                                                                                              its Managing General Partner

                                                                                                                                                                                                                           /s/Kenneth J. Cutillo
                                                                                                                                                                                                                           Kenneth J. Cutillo
                                                                                                                                                                                                                           President
                                                                                                                                                                                                                          Arch Street VIII , Inc.
                                                                                                                                                                                                                         (Chief Executive Officer)