Form 10-Q
period 2010-09-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2010-11-15
CIK 892342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                       September 30, 2010

OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from____________________________________ to

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
Yes    No   X   .

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                                      Page No.

Item 1.             Financial Statements

Balance Sheets - September 30, 2010 (Unaudited) and
March 31, 2010 (Audited)                                                                                                                 1

Statements of Operations (Unaudited) -
For the Three and Six Months Ended September 30, 2010 and 2009                                          2

Statement of Changes in Partners' Equity
(Unaudited) - For the Six Months Ended September 30, 2010                                                      3

Statements of Cash Flows (Unaudited) -
For the Six Months Ended September 30, 2010 and 2009                                                              4

Notes to the Financial Statements (Unaudited)                                                                                      5

Item 2.       Management's Discussion and Analysis of
Financial Condition and Results of Operations                                                                              8

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                                           15

Item 4.        Controls and Procedures                                                                                                                         15

PART II - OTHER INFORMATION

Items 1-6                                                                                                                                                                         16

SIGNATURE 17

CERTIFICATIONS                                                                                                                                                       18

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

BALANCE SHEETS
September 30, 2010 (Unaudited) and March 31, 2010 (Audited)

Assets	September 30	March 31

Cash and cash equivalents	$2,783,587	$2,671,659
Restricted cash	244,703	244,396
Investments in Local Limited Partnerships (Note 1)	99,878	346,611
Other assets	1,409	388
Total Assets	$3,129,577	$3,263,054

Liabilities and Partners' Equity

Due to affiliates	$196,094	$195,786
Accrued expenses	22,472	58,387
Total Liabilities	218,566	254,173

General, Initial and Investor Limited Partners' Equity	2,911,011	3,008,881
Total Liabilities and Partners' Equity	$3,129,577	$3,263,054

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenue
Investment	$2,589	$6,342	$5,166	$12,018
Cash distribution income	-	208,336	-	208,336
Total Revenue	2,589	214,678	5,166	220,354

Expenses:
Asset Management Fees, affiliate	96,927	94,378	193,853	188,756
Impairment on investments
in Local Limited Partnerships	10,000	4,000	231,000	9,000
General and administrative
(includes reimbursement to affiliate
in the amounts of $94,518 and
$65,236 for the six months ended
September 30, 2010 and 2009,
respectively)	68,670	58,431	135,326	128,254
Amortization	689	1,728	1,771	3,905
Total Expenses	176,286	158,537	561,950	329,915

Income (Loss) before equity in losses of
Local Limited Partnerships	(173,697)	56,141	(556,784)	(109,561)

Equity in losses of Local Limited
Partnerships (Note 1)	(6,933)	(7,588)	(13,962)	(82,347)

Gain on sale of investments in Local
Limited Partnerships	472,876	1,706,447	472,876	1,706,447

Net Income (Loss)	$292,246	$1,755,000	$(97,870)	$1,514,539

Net Income (Loss) allocated:
General Partners	$2,922	$17,550	$(979)	$15,145
Limited Partners	289,324	1,737,450	(96,891)	1,499,394
	$292,246	$1,755,000	$(97,870)	$1,514,539

Net Income (Loss) Per Limited Partner
Unit (50,930 Units)	$5.68	$34.11	$(1.90)	$29.44

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Six Months Ended September 30, 2010
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partners	Partner	Partners	Total

Balance at March 31, 2010	$30,088	$5,000	$2,973,793	$3,008,881

Net Loss	(979)	-	(96,891)	(97,870)

Balance at September 30, 2010	$29,109	$5,000	$2,876,902	$2,911,011

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009

Net cash used for operating activities	$(360,948)	$(304,098)

Net cash provided by investing activities	472,876	2,635,932

Net increase in cash and cash equivalents	111,928	2,331,834

Cash and cash equivalents, beginning	2,671,659	1,564,981

Cash and cash equivalents, ending	$2,783,587	$3,896,815

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2010 and 2009 and for the six months then ended.

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

1.      Investments in Local Limited Partnerships

The Fund has limited partnership interests in seven Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted.  The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood Apartments which is 19.8%, and Eden Park which is 67.99%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund’s interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices.  In the event that Local Limited Partnerships are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at September 30, 2010 and March 31, 2010:

	September 30	March 31
Capital contributions and advances paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
Partnerships	$12,232,641	$14,407,031

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $4,075,064 and $4,024,182 at
September 30 and March 31, 2010, respectively)	(9,566,786)	(11,284,006)

Cumulative cash distributions received from Local Limited Partnerships	(884,337)	(1,262,921)

Investments in Local Limited Partnerships before adjustments	1,781,518	1,860,104

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	537,314	581,846

Cumulative amortization of acquisition fees and expenses	(179,655)	(195,552)

Investments in Local Limited Partnerships before valuation allowance	2,139,177	2,246,398

Valuation allowance on investments in Local Limited Partnerships	(2,039,299)	(1,899,787)

Investments in Local Limited Partnerships	$99,878	$346,611

The Fund has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund’s share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2010 and 2009 is $196,191 and $507,556 respectively.  For the six months ended September 30, 2010 and 2009, the Fund has not recognized $182,229 and $425,209, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

During the six months ended September 30, 2010, the fund sold its interest in one Local Limited Partnership, resulting in a net gain of $472,876.

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

3.      Significant Subsidiaries

The following Local Limited Partnership invested in by the Fund represents more than 20% of the Fund’s total assets or equity as of September 30, 2010 or 2009 or net losses for the three months then ended.  The following financial information represents the performance of this Local Limited Partnership for the three months ended June 30, 2010 and 2009:

Citrus Glen	2010	2009

Revenue	N/A	$347,403
Net Loss	N/A	$(19,157)

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

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At September 30, 2010, the Fund had cash and cash equivalents of $2,783,587 as compared with $2,671,659 at March 31, 2010.  This increase is primarily attributable to proceeds from the sale of the Fund’s interests in one Local Limited Partnership.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At September 30, 2010 and March 31, 2010, respectively, $2,908,061 and $2,759,197 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $128,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment.  As of September 30, 2010, the Fund has advanced approximately $1,525,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations.  Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate.  To date, the Fund has used approximately $2,015,000 of Reserves to fund operations.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment.  Thus, as of September 30, 2010, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash Distributions

No cash distributions were made to Limited Partners during the six months ended September 30, 2010.

Results of Operations

Three Month Period

The Fund’s results of operations for the three months ended September 30, 2010 resulted in net income of $292,246 as compared to a net income of $1,755,000 for the same period in 2009. The decrease in net income is primarily attributable to a decrease in gain on sale of investments in Local Limited Partnerships, a decrease in other income, an increase in impairment on investments in Local Limited Partnerships, and an increase in general and administrative expenses. The decrease in gain on sale of investments in Local Limited Partnerships is due to the sale of only one Local Limited Partnership during the current year. The decrease in other income is due to a decrease in distributions from Local Limited Partnerships with carrying values of zero. The increase on impairment on investments in Local Limited Partnerships is due to the Fund recording an impairment allowance for its investments in certain Local Limited Partnerships. General and administrative costs increased primarily due to increased charges due to an affiliate of the Managing General Partner for operations and administrative expenses necessary for the operation of the Fund.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Six Month Period

The Fund’s results of operations for the six months ended September 30, 2010 resulted in a net loss of $97,870 as compared to a net income of $1,514,539 for the same period in 2009. The decrease in net income is primarily attributable to a decrease in gain on sale of investments in Local Limited Partnerships, a decrease in other income, and an increase in impairment on investments in Local Limited Partnerships, partially offset by a decrease in equity in losses. The decrease in gain on sale of investments in Local Limited Partnerships is due to the sale of only one Local Limited Partnership during the current year. The decrease in other income is due to a decrease in distributions from Local Limited Partnerships with carrying values of zero. The increase on impairment on investments in Local Limited Partnerships is due to the Fund recording an impairment allowance for its investments in certain Local Limited Partnerships. Equity in losses of Local Limited Partnerships decreased due to the sale of five Local Limited Partnerships in the prior year.

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

As of September 30, 2010, the Fund’s investment portfolio consisted of a limited partnership interest in seven Local Limited Partnerships which own and operate a multi-family apartment complex that has generated Tax Credits.  Since inception, the Fund generated Tax Credits of approximately $1,485 per Limited Partner Unit.  In the aggregate, actual and estimated Tax Credits enabled the Fund to meet the objective specified in the Fund’s prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service.  Failure to do so would result in the recapture of a portion of the Property’s Tax Credits.  The Compliance Period for six of the remaining seven Properties, which the Fund has an interest, expired on or before December 31, 2009.  The Compliance Period for the one remaining Property will expire December 31, 2010.  The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund’s interest in one additional Local Limited Partnership in 2010.  In addition, the Fund is in negotiations with potential buyers to dispose of its interest in three other Local Limited Partnerships in 2010.  One Local Limited Partnership in which the Fund had an interest was disposed of during the six months ended September 30, 2010.

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

Property Discussions

Five of the Properties in which the Fund has an interest have stabilized operations and operate above breakeven as of June 30, 2010.  Some Properties generate cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows.  However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Fund’s liquidity; (ii) result in their foreclosure; or (iii) result in the Managing General Partner deeming it appropriate for the Fund to dispose of its interest in the Local Limited Partnership prior to the expiration of the Compliance Period.  Also, the Managing General Partner, in the normal course of the Fund’s business, may arrange for the future disposition of its interest in certain Local Limited Partnerships.  The following Property discussions focus only on such Properties.

As previously reported, the Managing General Partner entered into an agreement that would require the Local General Partner to either purchase the Fund’s interest in Sunrise Terrace, located in Madera, California, after the end of the compliance period on December 31, 2008, based on the appraised value of the Property, or to market the Property for sale.  The Local General Partner opted to market the Property for sale and a Purchase and Sales Agreement was signed on June 9, 2009 and amended on June 23, 2009.  The sale of the Property occurred August 18, 2009 and net proceeds to the Fund totaled $557,041, or $10.94 per Unit.  All profit and loss benefits stopped flowing to the Fund as of August 18, 2009; however, the investment in the Local Limited Partnership was written off the Fund’s books at the end of 90 days as there were outstanding working capital items at the Local Limited Partnership level yet to be resolved.  The transaction resulted in a 2009 tax loss of $151,668, or $2.98 per Unit.

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

As previously reported, Guardian Place, located in Richmond, Virginia, refinanced its existing debt, on July 29, 2005.  In addition to an annual debt service reduction of approximately $49,000, additional loan proceeds were utilized to retire a second mortgage and provide for a distribution of refinancing proceeds of $212,461 to the Fund on August 1, 2005.  The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of refinancing proceeds in Reserves.  As part of this transaction, the Managing General Partner and the Local General Partner entered into an agreement that would allow for a sale at the end of the Compliance Period on December 31, 2009.  As previously anticipated, an August 30, 2010 sale of the Fund’s interest in the Local Limited Partnership occurred.  The sale resulted in $472,876, or $9.28 per Unit, in sales proceeds.  The Managing General Partner estimates that this transaction will result in 2010 taxable gain projected to be approximately $1,330,000, or about $26.11 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, occupancy at Grand Boulevard Renaissance, located in Chicago, Illinois continues to be in the mid-90 percentile.  Occupancy averaged 94% for the three months ending June 30, 2010.  However, debt service coverage is not at an acceptable level and the Property is operating below breakeven.  The operating deficit for the first six months of 2010 is approximately $20,000.  A representative of the Managing General Partner conducted a physical inspection as part of a June 2009 site visit.  Despite improvements since an October 2008 visit, the Property was still assigned an unfavorable rating due to significant deferred maintenance and unaddressed issues.  The Managing General Partner’s representative also considers property management to be weak and limited in capacity to address the physical needs of the Property.  Advances from the Local General Partner and working capital have enabled the Property to remain current on its loan obligations.  In response to prior deficits, during 2001 the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage.  In addition, in an effort to further reduce the Property’s debt service burden, in July 2003 the Local Limited Partnership and the Illinois Housing Development Authority closed on a mortgage restructuring of the second mortgage that reduced monthly debt service payments until June 1, 2005.  As part of the transaction, the management agent agreed to subordinate a percentage of its management fee to payment of the second mortgage debt service.  The tax credit compliance period expired December 31, 2009.  The Managing General Partner is currently working on a strategy to dispose of the Fund’s interest in the Property for a nominal sum in late-2010.  The Managing General Partner estimates that this transaction will result in 2010 taxable gain projected to be approximately $149,000, or about $2.93 per Unit.

As previously reported, in an effort to reduce the Fund’s risk to chronic operating difficulties at Wynmor, also known as Eden Park, located in Brooklyn Park, Minnesota, the Managing General Partner and Local General Partner, on October 1, 2003, entered into an agreement to transfer a portion of the Fund’s interest in the Property’s future Tax Credits (approximately $11 per Unit) and tax losses to the Local General Partner.  In return, the Local General Partner agreed to deposit $500,000 into an escrow to be used to fund current and future operating deficits and to fund as much as an additional $500,000 to cover future operating deficits.  The Managing General Partner and Local General Partner also have an agreement that allows for the Managing General Partner to put the Fund’s

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Discussions (continued)

interest to the Local General Partner for $1 any time after October 1, 2003 and that the Local General Partner could call the Fund’s interest for fair market value any time after January 2, 2009.  The Managing General Partner expects the put to be exercised in December 2010.  The Managing General Partner estimates that this transaction will result in 2010 taxable loss projected to be approximately $510,000, or about $10.01 per Unit.  Occupancy averaged 91% for the three months ending June 30, 2010.  The Property operated slightly above breakeven for the same time period.  The Compliance Period for the Property expired on December 31, 2008.

As previously reported, the Local General Partner of Twin Oaks Meadows, located in Lansing, Michigan, with the Fund’s consent, obtained soft loan financing in May 2004 to undertake much needed security improvements to the Property, reduce payables and fund operating deficits.  In return for its consent, the Fund received a Put option that allows the Fund to transfer its interest in the Local Limited Partnership for a nominal price to the Local General Partner at any time subsequent to the end of the Property’s Compliance Period on December 31, 2009.  Occupancy rose from 70% for the three months ending June 30, 2008 to 98% for the year ending March 31, 2010.  Occupancy was 96% for the three months ending June 30, 2010.  Crime in the immediate area has subsided as result of a neighborhood watch program that was implemented.  A new management company was brought in July 2008, which the Managing General Partner believes has helped occupancy at the Property.  The Tax Credit Compliance Period expired December 31, 2009.  The Managing General Partner is currently working on a strategy to dispose of the Fund’s interest in the Property for a nominal sum in early-2011.  The Managing General Partner estimates that this transaction will result in 2011 taxable gain projected to be approximately $539,000, or about $10.58 per Unit.

As previously reported, the Managing General Partner is currently negotiating an exit strategy with the Local General Partner of Andrew’s Pointe, located in Burnsville, Minnesota.  The compliance period expired December 31, 2008.  The likely end result is that the Local General Partner and Managing General Partner will agree on a price for the Local General Partner to purchase the Fund’s interest in the Property, which is currently estimated for December 2010, at the earliest.  The Managing General Partner estimates that transaction could result in net sales proceeds of $900,000, or $17.67 per Unit and taxable income of $1,160,000, or $22.78 per Unit.  This transaction is pending a new allocation of tax credits to the Local General Partner to resyndicate the property.  If the Local General Partner does not receive this allocation, the sale of the Fund’s interest in the Property will not occur until 2011.

As previously reported, the Local General Partner of Fairhaven Manor, located in Burlington, Washington, was working on a permanent loan extension.  The loan matured on June 1, 2009, at which time a balloon payment was due; however, the note was extended for 60 months (5 years).  The Compliance Period ended December 31, 2008; therefore, there is no recapture risk at the Property.  The Managing General Partner is currently negotiating an exit strategy with the Local General Partner.  The likely end result is that the Local General Partner and Managing General Partner will agree on a price for the Local General Partner to purchase the Fund’s interest in the Property, which is currently estimated for early-2011.  Net sales proceeds, if any, as well as taxable income or loss, is unknown at this time.

As previously reported, the Managing General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns SpringWood Apartments, located in Tallahassee, Florida, would be terminated upon the sale of the Property in the third quarter of 2008, a transaction that could have resulted in net sales proceeds to the Fund of approximately $200,000, or $3.93 per Unit.  In July 2008, the potential buyer withdrew their interest to purchase this Property.  The Managing General Partner is currently exploring alternative exit strategies for this Local Limited Partnership interest.  The Managing General Partner anticipates the Fund’s interest in the Local Limited Partnership will generally terminate no earlier than 90 days upon the sale of the Property in March 2011.  Net sales proceeds to the Fund are not known at this time.

The Managing General Partner is currently negotiating an exit strategy with the Local General Partner of Harford Commons, located in Baltimore, Maryland.  The likely end result is that the Local General Partner and Managing General Partner will agree on a price for the Local General Partner to purchase the Fund’s interest in the Property,

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Discussions (continued)

which is currently estimated for early-2011.  Net sales proceeds, as well as taxable income or loss, is unknown at this time.  The compliance period expires December 31, 2010.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of September 30, 2010, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Fund’s internal controls over financial reporting identified in connection with the evaluation that occurred during the Fund’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

PART II                 OTHER INFORMATION

Items 1-5                 Not applicable

Item 6                       Exhibits and reports on Form 8-K

(a)	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2010.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 15, 2010                                                             BOSTON FINANCIAL TAX CREDIT FUND VII,
A LIMITED PARTNERSHIP

  By:     Arch Street VIII, Inc.,
             its Managing General Partner

/s/Kenneth J. Cutillo
Kenneth J. Cutillo
President
                                                                                                                   Arch Street VIII , Inc.
                                                                                                                  (Chief Executive Officer)