Form 10-Q
period 2010-12-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2011-02-14
CIK 892342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended                       December 31, 2010

OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from______________________________ to

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
Yes    No   X   .

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                                      Page No.

Item 1.      Financial Statements

Balance Sheets - December 31, 2010 (Unaudited) and
March 31, 2010 (Audited)                                                                                                            1

Statements of Operations (Unaudited) -
For the Three and Nine Months Ended December 31, 2010 and 2009                                  2

Statement of Changes in Partners' Equity
(Unaudited) - For the Nine Months Ended December 31, 2010                                             3

Statements of Cash Flows (Unaudited) -
For the Nine Months Ended December 31, 2010 and 2009                                                     4

Notes to the Financial Statements (Unaudited)                                                                               5

Item 2.      Management's Discussion and Analysis of
Financial Condition and Results of Operations                                                                       8

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                                   14

Item 4.        Controls and Procedures                                                                                                                 14

PART II - OTHER INFORMATION

Items 1-6                                                                                                                                                                15

SIGNATURE                                                                                                                                                        16

CERTIFICATIONS                                                                                                                                              17

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

BALANCE SHEETS
December 31, 2010 (Unaudited) and March 31, 2010 (Audited)

Assets	December 31	March 31

Cash and cash equivalents	$2,741,648	$2,671,659
Restricted cash	-	244,396
Investments in Local Limited Partnerships (Note 1)	91,791	346,611
Other assets	1,059	388
Total Assets	$2,834,498	$3,263,054

Liabilities and Partners' Equity

Due to affiliates	$96,927	$195,786
Accrued expenses	31,778	58,387
Total Liabilities	128,705	254,173

General, Initial and Investor Limited Partners' Equity	2,705,793	3,008,881
Total Liabilities and Partners' Equity	$2,834,498	$3,263,054

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
Revenue
Investment	$2,769	$11,255	$7,935	$23,273
Cash distribution income	30,084	-	30,084	208,336
Total Revenue	32,853	11,255	38,019	231,609

Expenses:
Asset Management Fees, affiliate	96,926	94,378	290,779	283,134
Impairment on investments
in Local Limited Partnerships	-	-	231,000	9,000
General and administrative
(includes reimbursement to affiliate
in the amounts of $126,643 and
$116,534 for the nine months ended
December 31, 2010 and 2009,
respectively)	52,798	75,314	188,124	203,568
Amortization	886	(261)	2,657	3,644
Total Expenses	150,610	169,431	712,560	499,346

Loss before equity in losses of
Local Limited Partnerships	(117,757)	(158,176)	(674,541)	(267,737)

Equity in losses of Local Limited
Partnerships (Note 1)	(87,461)	(78,704)	(101,423)	(161,051)

Gain on sale of investments in Local
Limited Partnerships	-	-	472,876	1,706,447

Net Income (Loss)	$(205,218)	$(236,880)	$(303,088)	$1,277,659

Net Income (Loss) allocated:
General Partners	$(2,052)	$(2,368)	$(3,031)	$12,777
Limited Partners	(203,166)	(234,512)	(300,057)	1,264,882
	$(205,218)	$(236,880)	$(303,088)	$1,277,659

Net Income (Loss) Per Limited Partner
Unit (50,930 Units)	$(3.99)	$(4.61)	$(5.89)	$24.84

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Nine Months Ended December 31, 2010
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partners	Partner	Partners	Total

Balance at March 31, 2010	$30,088	$5,000	$2,973,793	$3,008,881

Net Loss	(3,031)	-	(300,057)	(303,088)

Balance at December 31, 2010	$27,057	$5,000	$2,673,736	$2,705,793

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	2010	2009

Net cash used for operating activities	$(498,248)	$(532,161)

Net cash provided by investing activities	568,237	2,635,931

Net increase in cash and cash equivalents	69,989	2,103,770

Cash and cash equivalents, beginning	2,671,659	1,564,981

Cash and cash equivalents, ending	$2,741,648	$3,668,751

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2010 and 2009 and for the nine months then ended.

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

1.      Investments in Local Limited Partnerships

The Fund has limited partnership interests in six Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted.  The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood Apartments which is 19.8%, and Eden Park which is 67.99%. The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund’s interests in the Local Limited Partnerships at the end of the Compliance Period at nominal prices.  In the event that Local Limited Partnerships are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at December 31, 2010 and March 31, 2010:

	December 31	March 31
Capital contributions and advances paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
Partnerships	$11,295,923	$14,407,031

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $4,301,850 and $4,024,182 at
December 31 and March 31, 2010, respectively)	(8,526,941)	(11,284,006)

Cumulative cash distributions received from Local Limited Partnerships	(932,150)	(1,262,921)

Investments in Local Limited Partnerships before adjustments	1,836,832	1,860,104

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	428,112	581,846

Cumulative amortization of acquisition fees and expenses	(147,012)	(195,552)

Investments in Local Limited Partnerships before valuation allowance	2,117,932	2,246,398

Valuation allowance on investments in Local Limited Partnerships	(2,026,141)	(1,899,787)

Investments in Local Limited Partnerships	$91,791	$346,611

The Fund has recorded an impairment allowance for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund’s share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2010 and 2009 is $510,724 and $762,532 respectively.  For the nine months ended December 31, 2010 and 2009, the Fund has not recognized $409,301 and $601,481, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

During the nine months ended December 31, 2010, the fund sold its interest in two Local Limited Partnerships, resulting in a net gain of $472,876.

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

3.      Significant Subsidiaries

The following Local Limited Partnership invested in by the Fund represents more than 20% of the Fund’s total assets or equity as of December 31, 2010 or 2009 or net losses for the three months then ended.  The following financial information represents the performance of this Local Limited Partnership for the three months ended September 30, 2010 and 2009:

Citrus Glen	2010	2009

Revenue	N/A	$346,463
Net Loss	N/A	$(56,881)

Grand Boulevard	2010	2009

Revenue	$92,902	$56,616
Net Loss	$(1,554)	$(5,312)

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

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At December 31, 2010, the Fund had cash and cash equivalents of $2,741,648 as compared with $2,671,659 at March 31, 2010.  This increase is primarily attributable to proceeds from the sale of the Fund’s interests in one Local Limited Partnership, and cash distributions received from Local Limited Partnerships in excess of cash used for operating activities.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At December 31, 2010 and March 31, 2010, respectively, $2,710,928 and $2,759,197 has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $128,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment.  As of December 31, 2010, the Fund has advanced approximately $1,525,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations.  Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate.  To date, the Fund has used approximately $1,818,000 of Reserves to fund operations.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment.  Thus, as of December 31, 2010, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

Cash Distributions

No cash distributions were made to Limited Partners during the nine months ended December 31, 2010.

Results of Operations

Three Month Period

The Fund’s results of operations for the three months ended December 31, 2010 resulted in a net loss of $205,218 as compared to a net loss of $236,880 for the same period in 2009. The decrease in net loss is primarily attributable to a decrease in general and administrative expenses, and an increase in other income partially offset by a decrease in investment revenue, and an increase in equity in losses of Local Limited Partnerships. The decrease in general and administrative expenses is primarily due to decreased charges due to an affiliate of the Managing General Partner for operations and administrative expenses necessary for the operation of the Fund. The increase in other income is due to an increase in distributions from Local Limited Partnerships with carrying values of zero. The decrease in investment revenue is primarily due to a decrease in interest income. The increase in equity in losses is primarily due to an increase in losses recorded by certain Local Limited Partnerships.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Nine Month Period

The Fund’s results of operations for the nine months ended December 31, 2010 resulted in a net loss of $303,088 as compared to a net income of $1,277,659 for the same period in 2009. The decrease in net income is primarily attributable to a decrease in gain on sale of investments in Local Limited Partnerships, a decrease in other income, and an increase in impairment on investments in Local Limited Partnerships, partially offset by a decrease in equity in losses, and a decrease in general and administrative expenses. The decrease in gain on sale of investments in Local Limited Partnerships is due to the sale of only two Local Limited Partnerships during the current year. The decrease in other income is due to a decrease in distributions from Local Limited Partnerships with carrying values of zero. The increase in impairment on investments in Local Limited Partnerships is due to the Fund recording an impairment allowance for its investments in certain Local Limited Partnerships. Equity in losses of Local Limited Partnerships decreased due to the sale of five Local Limited Partnerships in the prior year. General and administrative expenses decreased due to a decrease in charges due to an affiliate of the Managing General Partner for operations and administrative expenses necessary for the operation of the Fund.

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

As of December 31, 2010, the Fund’s investment portfolio consisted of a limited partnership interest in six Local Limited Partnerships which own and operate a multi-family apartment complex that has generated Tax Credits.  Since inception, the Fund generated Tax Credits of approximately $1,485 per Limited Partner Unit.  In the aggregate, actual and estimated Tax Credits enabled the Fund to meet the objective specified in the Fund’s prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service.  Failure to do so would result in the recapture of a portion of the Property’s Tax Credits.  The Compliance Period for all of the remaining Properties, which the Fund has an interest, expired on or before December 31, 2010.  The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund’s interest in two Local Limited Partnerships in 2011.  In addition, the Fund is in negotiations with potential buyers to dispose of its interest in four other Local Limited Partnerships in 2011.  Two Local Limited Partnerships in which the Fund had an interest were disposed of during the nine months ended December 31, 2010.

In February, 2010, the Fund distributed $994,153.60, or $19.52 per Unit, representing a cash distribution from the proceeds of recent property sales.  The Managing General Partner anticipates making an additional distribution in the future.

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

Property Discussions

Four of the Properties in which the Fund has an interest have stabilized operations and operate above breakeven as of September 30, 2010.  Some Properties generated cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows.  However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Fund’s liquidity; or (ii) result in their foreclosure.  Also, the Managing General Partner, in the normal course of the Fund’s business, may arrange for the future disposition of its interest in certain Local Limited Partnerships.  The following Property discussions focus only on such Properties.

As previously reported, the Managing General Partner entered into an agreement that would require the Local General Partner to either purchase the Fund’s interest in Sunrise Terrace, located in Madera, California, after the end of the compliance period on December 31, 2008, based on the appraised value of the Property, or to market the Property for sale.  The Local General Partner opted to market the Property for sale and a Purchase and Sales Agreement was signed on June 9, 2009 and amended on June 23, 2009.  The sale of the Property occurred August 18, 2009 and net proceeds to the Fund totaled $557,042, or $10.94 per Unit.  All profit and loss benefits stopped flowing to the Fund as of August 18, 2009; however, the investment in the Local Limited Partnership was written off the Fund’s books at the end of 90 days as there were outstanding working capital items at the Local Limited Partnership level yet to be resolved.  The transaction resulted in a 2009 tax loss of $151,668, or $2.98 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

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

As previously reported, occupancy at Grand Boulevard Renaissance, located in Chicago, Illinois continued to be in the mid-90 percentile throughout 2010.  However, debt service coverage was not at an acceptable level and the Property was operating below breakeven.  The operating deficit for the first nine months of 2010 was approximately $11,000.  A representative of the Managing General Partner conducted a physical inspection as part of a June 2009 site visit.  Despite improvements since an October 2008 visit, the Property was still assigned an unfavorable rating due to significant deferred maintenance and unaddressed issues.  The Managing General Partner’s representative also considered property management to be weak and limited in capacity to address the physical needs of the Property.  Advances from the Local General Partner and working capital enabled the Property to remain current on its loan obligations.  In response to prior deficits, during 2001 the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage.  In addition, in an effort to further reduce the Property’s debt service burden, in July 2003 the Local Limited Partnership and the Illinois Housing Development Authority closed on a mortgage restructuring of the second mortgage that reduced monthly debt service payments until June 1, 2005.  As part of the transaction, the management agent agreed to subordinate a percentage of its management fee to payment of the second mortgage debt service.  The tax credit compliance period expired December 31, 2009.  The Fund’s interest in the Property was transferred on December 31, 2010 for $47,548, which was due to the Fund for outstanding cumulative priority distributions.  The Managing General Partner estimates that this transaction will result in 2010 taxable gain projected to be approximately $149,000, or about $2.93 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, in an effort to reduce the Fund’s risk to chronic operating difficulties at Wynmor, also known as Eden Park, located in Brooklyn Park, Minnesota, the Managing General Partner and Local General Partner, on October 1, 2003, entered into an agreement to transfer a portion of the Fund’s interest in the Property’s future Tax Credits (approximately $11 per Unit) and tax losses to the Local General Partner.  In return, the Local General Partner agreed to deposit $500,000 into an escrow to be used to fund current and future operating deficits and to fund as much as an additional $500,000 to cover future operating deficits.  The Managing General Partner and Local General Partner also have an agreement that allows for the Managing General Partner to put the Fund’s interest to the Local General Partner for $1 any time after October 1, 2003 and that the Local General Partner could call the Fund’s interest for fair market value any time after January 2, 2009.  The Managing General Partner previously expected the put to be exercised in December 2010; however, it is now projected for June 2011 as the property is being reevaluated.  The Managing General Partner estimates that this transaction will result in 2011 taxable loss projected to be approximately $480,000, or about $9.42 per Unit.  Occupancy averaged 90% for the

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property Discussions (continued)

three months ending September 30, 2010.  The Property operated slightly above breakeven for the same time period.  The Compliance Period for the Property expired on December 31, 2008.

As previously reported, the Local General Partner of Twin Oaks Meadows, located in Lansing, Michigan, with the Fund’s consent, obtained soft loan financing in May 2004 to undertake much needed security improvements to the Property, reduce payables and fund operating deficits.  In return for its consent, the Fund received a Put option that allows the Fund to transfer its interest in the Local Limited Partnership for a nominal price to the Local General Partner at any time subsequent to the end of the Property’s Compliance Period on December 31, 2009.  Occupancy rose from 70% for the three months ending June 30, 2008 to 98% for the year ending March 31, 2010.  Occupancy was 95% for the six months ending September 30, 2010.  Crime in the immediate area has subsided as result of a neighborhood watch program that was implemented.  A new management company was brought in July 2008, which the Managing General Partner believes has helped occupancy at the Property.  The Tax Credit Compliance Period expired December 31, 2009.  The Managing General Partner is currently working on a strategy to dispose of the Fund’s interest in the Property for a nominal sum in late-2011.  The Managing General Partner estimates that this transaction will result in 2011 taxable gain projected to be approximately $560,000, or about $11.03 per Unit.

As previously reported, the Managing General Partner is currently negotiating an exit strategy with the Local General Partner of Andrew’s Pointe, located in Burnsville, Minnesota.  The compliance period expired December 31, 2008.  The Local General Partner and Managing General Partner agreed on a price for the Local General Partner to purchase the Fund’s interest in the Property.  The purchase is expected to occur in March 2011.  The Managing General Partner estimates that transaction could result in net sales proceeds of $900,000, or $17.67 per Unit and taxable income of $1,170,000, or $23.01 per Unit.  This transaction is pending a new allocation of tax credits to the Local General Partner to resyndicate the property, which the Local General Partner received in late 2010.

As previously reported, the Local General Partner of Fairhaven Manor, located in Burlington, Washington, was working on a permanent loan extension.  The loan matured on June 1, 2009, at which time a balloon payment was due; however, the note was extended for 60 months (5 years).  The Compliance Period ended December 31, 2008; therefore, there is no recapture risk at the Property.  The Managing General Partner is currently negotiating an exit strategy with the Local General Partner.  The likely end result is that the Local General Partner and Managing General Partner will agree on a price for the Local General Partner to purchase the Fund’s interest in the Property, which is currently estimated for late-2011. Estimated net sales proceeds, if any, as well as taxable income or loss, is unknown at this time.

As previously reported, the Managing General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns SpringWood Apartments, located in Tallahassee, Florida, would be terminated upon the sale of the Property in the third quarter of 2008, a transaction that could have resulted in net sales proceeds to the Fund of approximately $200,000, or $3.93 per Unit.  In July 2008, the potential buyer withdrew their interest to purchase this Property.  The Managing General Partner is currently exploring alternative exit strategies for this Local Limited Partnership interest.  The Managing General Partner anticipates the Fund’s interest in the Local Limited Partnership will generally terminate no earlier than 90 days upon the sale of the Property in June 2011 for a nominal sum.  However, the debt matures on March 1, 2011, at which time the first mortgage lender may foreclose on the Property if payment is not made and they do not grant an extension. Although foreclosure would not be ideal, it would provide an exit for the Fund and no penalties would be incurred as the Tax Credit compliance period ended on December 31, 2009.

As previously reported, the Managing General Partner is currently negotiating an exit strategy with the Local General Partner of Harford Commons, located in Baltimore, Maryland.  The Local General Partner and Managing General Partner agreed upon on a nominal price for the Local General Partner to purchase the Fund’s interest in the Property, which is currently estimated for mid-2011.  The Managing General Partner estimates that this transaction will result in 2011 taxable income estimated to be $855,000, or $16.80 per Unit.  The compliance period expired December 31, 2010.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of December 31, 2010, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

PART II                 OTHER INFORMATION

Items 1-5                 Not applicable

Item 6                 Exhibits and reports on Form 8-K

(a)	Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended December 31, 2010.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 14, 2011                                                                  BOSTON FINANCIAL TAX CREDIT FUND VII,
                                                                                                            A LIMITED PARTNERSHIP

    By:     Arch Street VIII, Inc.,
               its Managing General Partner

/s/Kenneth J. Cutillo
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
                                                                                                                   (Chief Executive Officer)