Form 10-K
period 2011-03-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2011-06-29
CIK 892342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    March 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________________ to _______________________________________________

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
☐ Yes   ☒  No

State the aggregate sales price of Fund units held by nonaffiliates of the registrant:  $45,581,000 as of September 30, 2010.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2011

TABLE OF CONTENTS

                                                                     Page No.

PART I

Item 1                 Business                                                                                                                                                           K-4
Item 2                 Properties                                                                                                                                                         K-6
Item 3                 Legal Proceedings                                                                                                                                          K-9
Item 4                 (Removed and Reserved)                                                                                                                              K-9

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
Item 9A              Controls and Procedures                                                                                                                              K-16
Item 9B               Other Information                                                                                                                                          K-16

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
Item 11                Management Remuneration                                                                                                                        K-17
Item 12                Security Ownership of Certain Beneficial
     Owners and Management                                                                                                                           K-18
Item 13                Certain Relationships and Related Transactions
                                     and Director Independence                                                                                                                        K-18
       Item 14                 Principal Accounting Fees and Services                                                                                                  K-19
Item 15                Exhibits, Financial Statement Schedules                                                                                                   K-19

SIGNATURES                                                                                                                                                                                    K-21

CERTIFICATIONS                                                                                                                                                                            K-22

PART I

Item 1.  Business

Boston Financial Tax Credit Fund VII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership formed on September 14, 1992 under the laws of the Commonwealth of Massachusetts.  The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") authorized the sale of up to 100,000 units of Limited Partnership Interest (“Unit”) at $1,000 per Unit.  On November 30, 1993, the Fund held its final investor closing.  In total, the Fund received $50,930,000 (“Gross Proceeds”) of capital contributions for 50,930 Units.  Such amounts exclude five unregistered Units previously acquired for $5,000 by the Initial Limited Partner, which is also one of the General Partners.  The offering of Units terminated on January 21, 1994.  No further sale of Units is expected.

The Fund is engaged solely in the business of real estate investment.  Accordingly, a presentation of information about industry segments is not applicable and would not be material to an understanding of the Fund's business taken as a whole.

The Fund originally invested as a limited partner or member in nineteen other limited partnerships or limited liability companies (collectively, "Local Limited Partnerships") which own and operate residential apartment complexes ("Properties"), some of which benefit from some form of federal, state or local assistance programs and all of which qualify for low-income housing tax credits ("Tax Credits") added to the Internal Revenue Code (the "Code") by the Tax Reform Act of 1986.  The Fund’s objectives are to:  (i) to provide investors with annual tax credits which they may use to reduce their federal income taxes; (ii) to provide limited cash distributions from the operations of apartment complexes; and (iii) to preserve and protect the Fund's capital with the possibility of realizing a profit through the sale or refinancing of apartment complexes.  There cannot be any assurance that the Fund will attain any or all of these investment objectives.

Since the Local Limited Partnerships no longer generate any tax credits, the Fund is in the process of disposing of its interests in Local Limited Partnerships.  The Fund has disposed of its interests in thirteen Local Limited Partnerships, and the Fund currently has only six Local Limited Partnership Interests remaining.  In general, sale of the Fund’s interests in a Local Limited Partnership will be subject to various restrictions.  The Fund will hold Local Limited Partnership interests for periods consistent with the terms of the Local Limited Partnership agreements, the Partnership Agreement and the best interests of the Fund (including Tax Credit recapture considerations). Table A on the following pages lists the Properties originally acquired by the Local Limited Partnerships in which the Fund has invested.  Item 7 of this Report contains other significant information with respect to such Local Limited Partnerships.

TABLE A

SELECTED LOCAL LIMITED
PARTNERSHIP DATA

Date
Properties owned by		Interest
Local Limited Partnerships	Location	Acquired

Oak Ridge (1)	Macon, GA	12/31/92
Santa Fe Oaks II (1)	Gainesville, FL	12/31/92
Andrew’s Pointe	Burnsville, MN	04/13/92
Palo Verde II (1)	Henderson, NV	05/19/93
Woods Lane (1)	Rogers, AR	07/30/93
Crafton Place (1)	Fayetteville, AR	07/30/93
Guardian Place (1)	Richmond, VA	10/07/93
Twin Oaks Meadows	Lansing, MI	10/29/93
Sunrise Terrace (1)	Madera, CA	11/24/93
Wynmor	Brooklyn Park, MN	12/22/93
Citrus Glen (1)	Orlando, FL	12/30/93
St. Andrews Pointe (1)	Columbia, SC	01/05/94
Des Moines St. Village (1)	Des Moines, IA	01/31/94
Fountain Lakes (1)	Benton, AR	02/02/94
Fairhaven Manor	Burlington, WA	03/08/94
Grand Boulevard Renaissance (1)	Chicago, IL	08/03/94
Los Claveles II (1)	Trujillio Alto, PR	08/31/94
Springwood	Tallahassee, FL	12/15/94
Harford Commons	Baltimore, MD	02/28/95

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

Each Local Limited Partnership has as its general partners ("Local General Partners") one or more individuals or entities not affiliated with the Fund or its General Partners.  In accordance with the partnership agreements under which such entities are organized ("Local Limited Partnership Agreements"), the Fund depends on the Local General Partners for the management of each Local Limited Partnership.  As of March 31, 2011, no Local Limited Partnerships have a common Local General Partner or affiliated group of Local General Partners. The Local General Partners of the remaining Local Limited Partnerships are identified in the schedule in Item 2 of this Report.

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

The Fund is managed by Arch Street VIII, Inc., (the “Managing General Partner”). The other General Partner of the Fund is Arch Street VII Limited Partnership (“Arch Street VII L.P.”).  The Fund, which does not have any employees, reimburses Boston Financial Investment Management, LP (“Boston Financial”) an affiliate of the General Partners, for certain expenses and overhead costs.  A complete discussion of the management of the Fund is set forth in Item 10 of this Report.  The Fund currently has no employees.

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

Item 2.  Properties

The Fund currently owns limited partnership interests in six Local Limited Partnerships which own and operate Properties, some of which benefit from some form of federal, state or local assistance programs and all of which qualify for the Tax Credits added to the Code by the Tax Reform Act of 1986.  The Fund’s ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood Apartments which is 19.8% and Eden Park which is 67.99%.

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

In addition, some of the Local Limited Partnerships have obtained one or a combination of different types of loans such as: (i) below market rate interest loans; (ii) loans provided by a redevelopment agency of the town or city in which the Property is located at favorable terms; or (iii) loans that have repayment terms that are based on a percentage of cash flow.

The schedule on the following pages provides certain key information on the Local Limited Partnership interests currently invested in the Fund.

		Capital Contributions
Local Limited Partnership
Property Name		Total	Paid	Mtge. Loans		Occupancy at
Property Location	Number of	Committed at	Through	Payable at	Type of	March 31,
Local General Partner	Apts Units	March 31, 2011	March 31, 2011	December 31, 2010	Subsidy	2011

Andrew's Pointe Limited
Partnership
Andrew's Pointe
Burnsville, MN
Shelter Corporation	57	1,333,800	1,333,800	967,279	None	98%

Twin Oaks Meadows Limited
Dividend Housing Association
Limited Partnership
Twin Oaks Meadows
Lansing, MI
First Centrum Corporation	63	1,436,400	1,436,400	1,961,829	None	87%

Eden Park Limited
Partnership
Wynmor
Brooklyn Park, MN
Wynmor Redevelopment L.P. c/o
R.E Equitie	324	5,527,758	5,527,758	5,386,422	None	96%

Fairhaven Manor Limited
Partnership
Fairhaven Manor
Burlington, WA
Manor Properties, L.L.C.	40	1,232,020	1,232,020	685,672	None	100%

		Capital Contributions
Local Limited Partnership
Property Name		Total	Paid	Mtge. Loans		Occupancy at
Property Location	Number of	Committed at	Through	Payable at	Type of	March 31,
Local General Partner	Apts Units	March 31, 2011	March 31, 2011	December 31, 2010	Subsidy	2011

Springwood Apartments,
A Limited Partnership
Springwood
Tallahassee, FL
Flournoy Development Co.	113	624,804	624,804	3,107,247	None	89%

BHP/Harford Commons
Limited Partnership
Harford Commons
Baltimore, MD
RH II LLC	30	1,128,000	1,128,000	1,736,092	None	90%
	627	$11,282,782	$11,282,782	$13,844,541

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

Item 4.  (Removed and Reserved)

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

As of March 31, 2011, there were 2,238 record holders of Units of the Fund.

Cash distributions, when made, are paid annually.  During the year ended March 31, 2011, no cash distribution was paid.  During the year ended March 31, 2010, a cash distribution of $1,004,196 was paid to Unit holders.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “believe,” “could,” and similar expressions are intended to identify such forward-looking statements. The Fund intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and is including this statement for purposes of complying with these safe harbor provisions.  Although the Fund believes the forward-looking statements are based on reasonable assumptions and current expectations, the Fund can give no assurance that its expectations will be attained.  Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation: (i) possible reduction in rental income due to an inability to maintain high occupancy levels or adequate rental levels;  (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, a decrease in employment rates or adverse changes in real estate laws, including building codes; (iii) possible future adoption of rent control legislation which would not permit increased costs to be passed on to the tenants in the form of rent increases or which would suppress the ability of the Local Limited Partnership to generate operating cash flow; and (iv) general economic and real estate conditions and interest rates.

Executive Level Overview

Boston Financial Tax Credit Fund VII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest as a limited partner or member in other limited partnerships or limited liability companies (collectively, "Local Limited Partnerships") which own and operate apartment complexes that are eligible for low income housing tax credits (“Tax Credits”) which may be applied against the federal income tax liability of an investor.  The Fund’s objectives are to: (i) provide investors with annual Tax Credits which they may use to reduce their federal income tax liability; (ii) provide limited cash distributions from the operations of apartment complexes and; (iii) preserve and protect the Fund’s capital.  Arch Street VIII, Inc., a Massachusetts corporation is the Managing General Partner of the Fund.  Arch Street VII Limited Partnership, a Massachusetts limited partnership, whose general partner consists of Arch Street, Inc., is also a General Partner.  Both the Managing General Partner and Arch Street VII, L.P. are affiliates of Boston Financial Investment Management, LP (“Boston Financial”).  The General Partners were affiliates of MMA Financial, Inc.  Municipal Mortgage & Equity, LLC (“MuniMae”), the parent company of MMA Financial, Inc., sold substantially all of the assets of its Low Income Housing Tax Credit business to Boston Financial. The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009.  From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC, an affiliate of Boston Financial, to provide asset management to the Fund.  On October 13, 2009, the partnership interests in the General Partners were directly and/or indirectly transferred from entities controlled by MuniMae to one or more entities controlled and owned by Boston Financial.  The fiscal year of the Fund ends on March 31.

As of March 31, 2011, the Fund’s investment portfolio consisted of a limited partner interest in six Local Limited Partnerships, which own and operate a multi-family apartment complex that had generated, but no longer generates, Tax Credits.  Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,485 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Partnership is consistent with the objective specified in the Fund’s prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set-aside requirements for at least 15 calendar years from the date the Property is placed in service.  Failure to do so would result in the recapture of a portion of the Property’s Tax Credits.  The Compliance Period for all of the remaining Properties, which the Fund has an interest, expired on or before December 31, 2010.  The Managing General Partner has negotiated agreements that will ultimately dispose of the Fund’s interest in two Local Limited Partnerships in 2011.  In addition, the Fund is in negotiations with potential buyers to dispose of its interest in the four other Local Limited Partnerships in 2011.

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

Critical Accounting Policies

The Fund’s accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting.  The Fund’s policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s). The Fund is involved with the VIEs as a non-controlling limited partner equity holder.  The investments in the Local Limited Partnerships are made primarily to obtain Tax Credits on behalf of the Fund’s investors.  The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Fund as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners or managing members of the Local Limited Partnerships (the “Local General Partners”), who are considered to be the primary beneficiaries, have the power to direct the activities of the Local Limited Partnerships.  The Local General Partners are also responsible for maintaining compliance with the Tax Credit program and for providing subordinated financial support in the event operations cannot support debt and Property tax payments.  The Fund, through its ownership percentages, may participate in property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Fund’s financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these Local Limited Partnerships, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting.  The Fund's exposure to economic and financial statement losses is limited to its investments in the Local Limited Partnerships and estimated future funding commitments.  To the extent that the Fund does not receive the full amount of Tax Credits specified in its initial investment contribution agreement, it may be eligible to receive payments from the Local General Partners under the provisions of Tax Credit guarantees.  The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.  The Fund may voluntarily provide advances to the Local Limited Partnerships to finance operations or to make debt service payments.  The Fund assesses the collectability of any advances at the time the advance is made and records a reserve if collectability is not reasonably assured.  The Fund does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

Under the equity method, the investment is carried at cost, adjusted for the Fund’s share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations.  A liability is recorded for delayed equity capital contributions to Local Limited Partnerships.  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that equity in losses are incurred when the Fund’s carrying value of the respective Local Limited Partnership has been reduced to zero, these excess losses will be suspended and offset against future income.  Income from a Local Limited Partnership, where cumulative equity in losses plus cumulative distributions  have exceeded the total investment in the Local Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income in the Fund’s statement of operations.

The Fund has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships.  Periodically, the carrying values of the investments are tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision is recorded to reduce the investment to the sum of the estimated remaining benefits. The estimated remaining benefits for each Local Limited Partnership consists of the estimated future benefit from tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Estimated residual proceeds are calculated by capitalizing the estimated net operating income and subtracting the estimated terminal debt balance of each Local Limited Partnership.  Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions.  However, the Fund may record impairment losses if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships. During the years ended March 31, 2011 and 2010, the Fund concluded that one of the Local Limited Partnerships had experienced other-than-temporary declines in its carrying value and impairment losses were recorded: Fairhaven Manor for $231,000 and $9,000, respectively.

Liquidity and Capital Resources

At March 31, 2011, the Fund had cash and cash equivalents of $2,479,438 as compared with $2,671,659 at March 31, 2010.  This decrease is primarily attributable to normal fund operations.  Cash used for operations includes $487,540 to the Managing General Partner for accrued asset management fees.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At March 31, 2011 and 2010, $2,453,262 and $2,759,197, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $128,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment.  As of March 31, 2011, the Fund has advanced approximately $1,525,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations.  Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $1,560,000 of Reserves to fund operations.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of Asset Management Fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to the Local Limited Partnerships beyond its specified investment.  Thus, as of March 31, 2011, the Fund had no contractual or other obligation to the Local Limited Partnerships that had not been paid or provided for.

Cash Distributions

No cash distributions were made during the year ended March 31, 2011. Cash distributions of $1,004,196 were made during the year ended March 31, 2010. The Fund is currently working on disposing of its interest in certain Local Limited Partnerships during the next nine months. These dispositions may result in cash available for distribution, but due to the uncertainty of the sales, no guarantees can be made as to the extent of their outcome on distributions.   Based on the results of 2010 Property operations, the Local Limited Partnerships are not expected to distribute significant amounts of cash to the Fund because such amounts will be needed to fund Property operating costs.  In addition, some of the Properties benefit from some type of federal or state subsidy and, as a consequence, are subject to restrictions on cash distributions.

Results of Operations

The Fund’s results of operations for the year ended March 31, 2011 resulted in a net loss of $469,872 as compared to a net income of $1,294,814 for the same period in 2010.  The decrease in net income is primarily attributable to a decrease in gain on disposition of investments in Local Limited Partnerships, a decrease in cash distribution income, and an increase in impairment on investments in Local Limited Partnerships, partially offset by a decrease in equity in losses, and a decrease in general and administrative expenses. The decrease in gain on disposition of investments in Local Limited Partnerships is due to the sale of only two Local Limited Partnerships during the current year, with disposition proceeds received for only one property. The decrease in cash distribution income is due to a decrease in distributions from Local Limited Partnerships with carrying values of zero. The increase in impairment on investments in Local Limited Partnerships is due to the Fund recording an impairment allowance for its investments in certain Local Limited Partnerships. Equity in losses of Local Limited Partnerships decreased due to the sale of five Local Limited Partnerships in the prior year. General and administrative expenses decreased due to a decrease in charges due to an affiliate of the Managing General Partner for operations and administrative expenses necessary for the operation of the Fund.

Low-Income Housing Tax Credits

The Tax Credits per Limited Partner stabilized in 1996.  The credits have ended as all properties have reached the end of the ten year credit period.

Property Discussions

Three of the Properties in which the Fund has an interest have stabilized operations and operate above breakeven as of December 31, 2010.  Some Properties generated cash flow deficits that the Local General Partners of those Properties fund through project expense loans, subordinated loans or operating escrows.  However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Fund’s liquidity; or (ii) result in their foreclosure.  Also, the Managing General Partner, in the normal course of the Fund’s business, is arranging for the future disposition of its interest in all of its Local Limited Partnerships.  The following Property discussions focus on all such Properties.

As previously reported, the Managing General Partner entered into an agreement that would require the Local General Partner to either purchase the Fund’s interest in Sunrise Terrace, located in Madera, California, after the end of the compliance period on December 31, 2008, based on the appraised value of the Property, or to market the Property for sale.  The Local General Partner opted to market the Property for sale and a Purchase and Sales Agreement was signed on June 9, 2009 and amended on June 23, 2009.  The sale of the Property occurred August 18, 2009 and net proceeds to the Fund totaled $557,042, or $10.94 per Unit.  All profit and loss benefits stopped flowing to the Fund as of August 18, 2009; however, the investment in the Local Limited Partnership was written off the Fund’s books at the end of 90 days as there were outstanding working capital items at the Local Limited Partnership level yet to be resolved.  The transaction resulted in a 2009 tax loss of $151,668, or $2.98 per Unit.  However, in 2010, the Fund incurred taxable gain of $15,283, or $0.30 per Unit, as a result of outstanding working capital items.  The Fund no longer has an interest in this Local Limited Partnership.

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

As previously reported, with respect to the Fund, a Settlement Agreement providing an option, subject to various conditions, to purchase the Fund’s interests in Affordable/Citrus Glen, Ltd., located in Orlando, FL, was not exercised.  The Managing General Partner explored alternative exit strategies for this Local Limited Partnership interest.  The Fund’s interest in the Local Limited Partnership terminated January 4, 2010.  Based on an early 2009 valuation, the Managing General Partner expected a sale to result in approximately $1,500,000, or $29.45 per Unit, in sales proceeds.  However, due to market conditions, net sales proceeds to the Fund were $200,000, or $3.93 per Unit.  This transaction resulted in 2010 taxable gain projected of $334,892, or about $6.58 per Unit.  The Fund no longer has an interest in the Local Limited Partnership.

As previously reported, Guardian Place, located in Richmond, Virginia, refinanced its existing debt, on July 29, 2005.  In addition to an annual debt service reduction of approximately $49,000, additional loan proceeds were utilized to retire a second mortgage and provide for a distribution of refinancing proceeds of $212,461 to the Fund on August 1, 2005.  The Managing General Partner, in accordance with and as permitted by the Partnership Agreement, retained the entire amount of refinancing proceeds in Reserves.  As part of this transaction, the Managing General Partner and the Local General Partner entered into an agreement that would allow for a sale at the end of the Compliance Period on December 31, 2009.  As previously anticipated, an August 30, 2010 sale of the Fund’s interest in the Local Limited Partnership occurred.  The sale resulted in $472,876, or $9.28 per Unit, in sales proceeds.  This transaction resulted in 2010 taxable gain of $1,391,909, or about $27.33 per Unit. The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, occupancy at Grand Boulevard Renaissance, located in Chicago, Illinois continued to be in the mid-90 percentile throughout 2010.  However, debt service coverage was not at an acceptable level and the Property was operating below breakeven.  The operating deficit for the first nine months of 2010 was approximately $11,000.  A representative of the Managing General Partner conducted a physical inspection as part of a June 2009 site visit.  Despite improvements since an October 2008 visit, the Property was still assigned an unfavorable rating due to significant deferred maintenance and unaddressed issues.  The Managing General Partner’s representative also considered property management to be weak and limited in capacity to address the physical needs of the Property.  Advances from the Local General Partner and working capital enabled the Property to remain current on its loan obligations.  In response to prior deficits, during 2001 the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage.  In addition, in an effort to further reduce the Property’s debt service burden, in July 2003 the Local Limited Partnership and the Illinois Housing Development Authority closed on a mortgage restructuring of the second mortgage that reduced monthly debt service payments until June 1, 2005.  As part of the transaction, the management agent agreed to subordinate a percentage of its management fee to payment of the second mortgage debt service.  The tax credit compliance period expired December 31, 2009.  The Fund’s interest in the Property was transferred on December 31, 2010 for $47,548, which was due to the Fund for outstanding cumulative priority distributions.  This transaction resulted in 2010 taxable gain of $3,404, or about $0.07 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, in an effort to reduce the Fund’s risk to chronic operating difficulties at Wynmor, also known as Eden Park, located in Brooklyn Park, Minnesota, the Managing General Partner and Local General Partner, on October 1, 2003, entered into an agreement to transfer a portion of the Fund’s interest in the Property’s future Tax Credits (approximately $11 per Unit) and tax losses to the Local General Partner.  In return, the Local General Partner agreed to deposit $500,000 into an escrow to be used to fund current and future operating deficits and to fund as much as an additional $500,000 to cover future operating deficits.  The Managing General Partner and Local General Partner also have an agreement that allows for the Managing General Partner to put the Fund’s interest to the Local General Partner for $100 any time after October 1, 2003 and that the Local General Partner could call the Fund’s interest for fair market value any time after January 2, 2009.  The Managing General Partner previously expected the put to be exercised in December 2010; however, it is now projected for September 2011 as the property is being reevaluated.  The Managing General Partner estimates that this transaction will result in 2011 taxable loss projected to be approximately $580,000, or about $11.39per Unit.  Occupancy averaged 93% for the year ending December 31, 2010.  The Property operated above breakeven for the same time period.  The Compliance Period for the Property expired on December 31, 2008.

As previously reported, the Local General Partner of Twin Oaks Meadows, located in Lansing, Michigan, with the Fund’s consent, obtained soft loan financing in May 2004 to undertake much needed security improvements to the Property, reduce payables and fund operating deficits.  In return for its consent, the Fund received a Put option that allows the Fund to transfer its interest in the Local Limited Partnership for a nominal price to the Local General Partner at any time subsequent to the end of the Property’s Compliance Period on December 31, 2009.  Occupancy rose from 70% for the three months ending June 30, 2008 to 98% for the year ending March 31, 2010.  Occupancy averaged 95% for the nine months ending December 31, 2010.  Crime in the immediate area has subsided as result of a neighborhood watch program that was implemented.  A new management company was brought in July 2008, which the Managing General Partner believes has helped occupancy at the Property.  The Tax Credit Compliance Period expired December 31, 2009.  The Managing General Partner is currently working on a strategy to dispose of the Fund’s interest in the Property for a nominal sum in late-2011.  The Managing General Partner estimates that this transaction will result in 2011 taxable gain projected to be approximately $570,000, or about $11.19 per Unit.

As previously reported, the Managing General Partner negotiated an exit strategy with the Local General Partner of Andrew’s Pointe, located in Burnsville, Minnesota.  The compliance period expired December 31, 2008.  The Local General Partner and Managing General Partner agreed on a price for the Local General Partner to purchase the Fund’s interest in the Property, which occurred on June 7, 2011.  The transaction resulted in net sales proceeds of $925,000, or $18.16 per Unit and the Managing General Partner estimates 2011 taxable income of $1,230,000, or $24.15 per Unit.  The Fund no longer has an interest in the Local Limited Partnership.

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

As previously reported, the Managing General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns SpringWood Apartments, located in Tallahassee, Florida, would be terminated upon the sale of the Property in the third quarter of 2008, a transaction that could have resulted in net sales proceeds to the Fund of approximately $200,000, or $3.93 per Unit.  In July 2008, the potential buyer withdrew their interest to purchase this Property.  Subsequently, the Managing General Partner explored an alternative exit strategy for this Local Limited Partnership interest.  The Managing General Partner previously anticipated the Fund’s interest in the Local Limited Partnership would generally terminate no earlier than 90 days upon the sale of the Property in June 2011 for a nominal sum.  However, the transfer of the Fund’s interest in the Local Limited Partnership occurred on June 1, 2011 for no consideration.  The Managing General Partner estimates that this transaction will result in 2011 taxable income of $50,000, or $0.98 per Unit.  As previously reported, the debt matured on March 1, 2011; however, it was extended for three years.  The Tax Credit compliance period ended on December 31, 2009.  The Fund no longer has interest in this Local Limited Partnership.

As previously reported, the Managing General Partner is currently negotiating an exit strategy with the Local General Partner of Harford Commons, located in Baltimore, Maryland.  The Local General Partner and Managing General Partner agreed upon on a nominal price for the Local General Partner to purchase the Fund’s interest in the Property, which is currently estimated for mid-2011.  The Managing General Partner estimates that this transaction will result in 2011 taxable income estimated to be $920,000, or $18.06 per Unit.  The compliance period expired December 31, 2010.

Inflation and Other Economic Factors

Inflation had no material impact on the operations or financial condition of the Fund for the years ended March 31, 2011 and 2010.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.  Based on that evaluation, management has concluded that as of March 31, 2011, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of March 31, 2011.  Based on this assessment, management concluded that, as of March 31, 2011, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2011, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name                                                        Position

Kenneth J. Cutillo                                   Chief Executive Officer

Arch Street VII L.P., a Massachusetts limited partnership was organized in September 1992.  The managing general partner of Arch Street VII L.P. is Arch Street VII, Inc.

The Managing General Partner provides day-to-day management of the Fund.  Compensation is discussed in Item 11 of this report.  Such day-to-day management does not include the management of the Properties.

The business experience of the person listed above is described below.

Mr. Cutillo is the Chief Executive Officer of Boston Financial. He has 16 years of experience in the low-income housing tax credit industry as a senior executive and tax attorney. Prior to joining Boston Financial, Mr. Cutillo was a Senior Vice President at Alliant Asset Management Company, LLC. From 2001 to 2008, Mr. Cutillo was responsible for supervising that firm's acquisition department. From 1998 to 2001, Mr. Cutillo was a Tax Partner at McGuireWoods, LLP and Chairman of its Affordable Housing Group. His practice at McGuireWoods, LLP focused exclusively on the representation of institutional investors, syndication firms and developers working in the affordable housing industry. Mr. Cutillo began his career in affordable housing in 1994 as tax counsel at Ungaretti & Harris, where he represented large financial institutions in their investment in various tax advantaged products. Mr. Cutillo received his B.A. from The University of the South in Political Science and History, a Juris Doctor cum laude from the University of Georgia School of Law, and a Master of Laws in Taxation from the University of Florida's Graduate Tax Program.

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

Item 11.  Management Remuneration

Neither the directors nor officers of the Managing General Partner, the partners of Arch Street VII L.P., nor any other individual with significant involvement in the business of the Fund receives any current or proposed remuneration from the Fund.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of  March 31, 2011, the following is the only entity known to the Fund to be the beneficial owner of more than 5% of the Units outstanding:

Title of	Name and Address of	Beneficially	Amount
Class	Beneficial Owner	Owned	Percent of Class

Limited	Oldham Institutional Tax Credits LLC	5,349 units	10.5%
Partner	101 Arch Street
Boston, MA

Oldham Institutional Tax Credits LLC, is an affiliate of Arch Street VIII, Inc., the Managing General Partner.

The equity securities of the Fund are registered under Section 12(g) of the Exchange Act. 100,000 Units were registered, 50,930 of which were sold to the public. Holders of Units are permitted to vote on matters affecting the Fund only in certain unusual circumstances and do not generally have the right to vote on the operation or management of the Fund.

Arch Street VII L.P. owns five Units not included in the Units sold to the public.

Except as described in the preceding paragraphs, neither the Managing General Partner, Arch Street VII L.P., Boston Financial nor any of their executive officers, directors, partners or affiliates is the beneficial owner of any Units.  None of the foregoing persons possesses a right to acquire beneficial ownership of Units.

The Fund does not know of any existing arrangement that might at a later date result in a change in control of the Fund.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The Fund paid certain fees to and reimbursed certain expenses of the Managing General Partner or its affiliates in connection with the organization of the Fund and the offering of Units.  The Fund was also required to pay certain fees to and reimburse certain expenses of the Managing General Partner or its affiliates in connection with the administration of the Fund and its acquisition and disposition of investments in Local Limited Partnerships.  In addition, the General Partners are entitled to certain Fund distributions under the terms of the Partnership Agreement.  Also, an affiliate of the General Partners will receive up to $10,000 from the sale or refinancing proceeds of each Local Limited Partnership, if it is still a limited partner at the time of such transaction.

The Fund is permitted to enter into transactions involving affiliates of the Managing General Partner, subject to certain limitations established in the Partnership Agreement.

Information regarding the fees paid and expenses reimbursed is as follows:

Asset Management Fees

In accordance with the Partnership Agreement, an affiliate of the General Partners is paid an annual fee for services in connection with the administration of the affairs of the Fund.  The affiliate currently receives 0.5% (annually adjusted by the CPI factor) of Gross Proceeds as the annual asset management fee. Fees earned in each of the two years ended March 31, 2011 and 2010 are as follows:

	2011	2010
Asset management fees	$389,159	$380,060

Salaries and Benefits Expense Reimbursements

An affiliate of the General Partners is reimbursed for the cost of the Fund's salaries and benefits expenses. The reimbursements are based upon the size and complexity of the Fund's operations.  Reimbursements paid or payable in each of the two years ended March 31, 2011 and 2010 are as follows:

	2011	2010

Salaries and benefits expense reimbursements	$154,396	$168,544

Cash Distributions Paid to the General Partners

In accordance with the Partnership Agreement, the General Partners receive 1% of cash distributions paid to partners.  No cash distributions were made during the year ended March 31, 2011.  A cash distribution of $10,042 was made to the General Partners during the year ended March 31, 2010.

Additional information concerning cash distributions, fees and expense reimbursements paid or payable to the General Partners and their affiliates for the two years ended March 31, 2011 is presented in the Notes to the Financial Statements.

Item 14.  Principal Accounting Fees and Services

The Fund paid or accrued fees for services rendered by the principal accountants for the two years ended March 31, 2011 as follows:

	2011	2010

Audit fees	$42,500	$65,127
Tax fees	$2,500	$2,500

No other fees were paid or accrued to the principal accountant during the two years ended March 31, 2011.

Item 15.  Exhibits, Financial Statement Schedules

(a)     1 and 2.  Financial Statements and Financial Statement Schedules

In response to this portion of Item 15, the financial statements and the auditors’ reports relating thereto are submitted as a separate section of this Report.  See Index to the Financial Statements on page F-1 hereof.

All other financial statement schedules and exhibits for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

(b)       1.  Exhibits

Exhibit No. 3 - Organization Documents.

3.1	Amended and Restated Agreement of Limited Partnership, dated as of December 24, 1992 – Exhibit A to Prospectus contained in Form S-11 Registration Statement, File no. 33-52468.

Exhibit No. 31 Certification 302

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32 Certification 906

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

By:        Arch Street VIII, Inc.
its Managing General Partner

By:       /s/Kenneth J. Cutillo                                                                Date:           June 29, 2011
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
                  (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Managing General Partner of the Partnership and in the capacities and on the dates indicated:

By:       /s/Kenneth J. Cutillo                                                                Date:           June 29, 2011
Kenneth J. Cutillo
President
Arch Street VIII, Inc.
                  (Chief Financial Officer)

By:     /s/Kenneth J. Cutillo                                                                   Date:          June 29, 2011
Kenneth J.  Cutillo
President
Arch Street VIII, Inc.
                 (Chief Accounting Officer)

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2011
INDEX

                                                                      Page No.

Report of Independent Registered Public Accounting Firm
for the years ended March 31, 2011 and 2010                                                                                                                                  F-2

Financial Statements

Balance Sheets - March 31, 2011 and 2010                                                                                                                                       F-3

Statements of Operations - For the years ended
March 31, 2011 and 2010                                                                                                                                                                 F-4

Statements of Changes in Partners' Equity -
For the years ended March 31, 2011 and 2010                                                                                                                             F-5

Statements of Cash Flows - For the years ended
March 31, 2011 and 2010                                                                                                                                                                 F-6

Notes to the Financial Statements                                                                                                                                                     F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Boston Financial Tax Credit Fund VII, A Limited Partnership

We have audited the accompanying balance sheets of Boston Financial Tax Credit Fund VII, A Limited Partnership as of March 31, 2011 and 2010, and the related statements of operations, changes in partners’ equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Financial Tax Credit Fund VII, A Limited Partnership as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Reznick Group, P.C.

Bethesda, Maryland
June 29, 2011

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

  BALANCE SHEETS

MARCH 31, 2011 and 2010

	2011	2010
Assets

Cash and cash equivalents	$2,479,438	$2,671,659
Restricted cash (Note 4)	-	244,396
Investments in Local Limited Partnerships (Note 4)	84,293	346,611
Due from affiliate (Note 5)	1,454	-
Other assets	660	388
Total Assets	$2,565,845	$3,263,054

Liabilities and Partners' Equity

Due to affiliate (Note 5)	$-	$96,927
Accrued expenses	26,836	58,387
Interest Payable (Note 4)	-	98,859
Total Liabilities	26,836	254,173

General, Initial and Investor Limited Partners' Equity	2,539,009	3,008,881
Total Liabilities and Partners' Equity	$2,565,845	$3,263,054

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2011 and 2010

	2011	2010
Revenue:
Investment	$10,542	$26,290
Cash distribution income	30,085	274,976
Total Revenue	40,627	301,266

Expense:
Asset management fees, affiliate (Note 5)	389,159	380,060
Impairment on investments in Local Limited Partnerships (Note 4)	231,000	9,000
General and administrative (includes reimbursements
to an affiliate in the amount of $154,396 and
$168,544 in 2011 and 2010, respectively) (Note 5)	251,637	283,596
Amortization	3,543	4,925
Total Expense	875,339	677,581

Loss before equity in losses of Local Limited Partnerships
and gain on disposition of investments in Local Limited Partnerships	(834,712)	(376,315)

Equity in losses of Local Limited Partnerships (Note 4)	(48,265)	(217,920)

Gain on disposition of investments in Local Limited
Partnerships (Note 4)	413,105	1,889,049

Net Income (Loss)	$(469,872)	$1,294,814

Net Income (Loss) allocated:
General Partners	$(4,699)	$12,948
Limited Partners	(465,173)	1,281,866
	$(469,872)	$1,294,814
Net Income (Loss) per Limited Partner Unit
(50,930 Units)	$(9.13)	$25.17

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
For the Years Ended March 31, 2011 and 2010

		Initial	Investor
	General	Limited	Limited
	Partners	Partners	Partners	Total

Balance at March 31, 2009	$27,182	$5,000	$2,686,081	$2,718,263
Cash distributions	(10,042)	-	(994,154)	(1,004,196)
Net Income	12,948	-	1,281,866	1,294,814
Balance at March 31, 2010	30,088	5,000	2,973,793	3,008,881

Net Loss	(4,699)	-	(465,173)	(469,872)

Balance at March 31, 2011	$25,389	$5,000	$2,508,620	$2,539,009

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net Income (Loss)	$(469,872)	$1,294,814
Adjustments to reconcile net income (loss) to net
cash used for operating activities:
Equity in losses of Local Limited Partnerships	48,265	217,920
Gain on disposition of investments in
Local Limited Partnerships	(413,105)	(1,889,049)
Impairment on investments in Local Limited Partnerships	231,000	9,000
Amortization	3,543	4,925
Cash distributions included in net income (loss)	(30,085)	(274,976)
Decrease in cash arising from changes
in operating assets and liabilities:
Due from affiliate	(1,454)	-
Other assets	(272)	(388)
Due to affiliate	(96,927)	(61,132)
Accrued expenses	(31,551)	(713)
Net cash used for operating activities	(760,458)	(699,599)

Cash flows from investing activities: Release of restricted cash	145,537	-
Investments in Local Limited Partnerships	(145,537)	-
Cash distributions received from Local Limited Partnerships	95,361	680,613
Proceeds from disposition of investments in
Local Limited Partnerships	472,876	2,129,860
Net cash provided by investing activities	568,237	2,810,473

Cash flows from financing activities:
Cash distributions	-	(1,004,196)
Net cash provided by (used for) financing activities	-	(1,004,196)

Net increase (decrease) in cash and cash equivalents	(192,221)	1,106,678

Cash and cash equivalents, beginning	2,671,659	1,564,981

Cash and cash equivalents, ending	$2,479,438	$2,671,659

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS

1.      Organization

Boston Financial Tax Credit Fund VII, A Limited Partnership (the "Fund") is a Massachusetts limited partnership organized to invest as a limited partner or member in other limited partnerships or limited liability companies (collectively, "Local Limited Partnerships") which own and operate apartment complexes that are eligible for low income housing tax credits (“Tax Credits”) which may be applied against the federal income tax liability of an investor.  The Fund’s objectives are to: (i) provide investors with annual Tax Credits which they may use to reduce their federal income tax liability; ii) provide limited cash distributions from the operations of apartment complexes and; iii) preserve and protect the Fund’s capital.  Arch Street VIII, Inc., a Massachusetts corporation is the Managing General Partner of the Fund.  Arch Street VII Limited Partnership, a Massachusetts limited partnership, whose general partner consists of Arch Street, Inc., is also a General Partner.  Both the Managing General Partner and Arch Street VII, L.P. are affiliates of Boston Financial Investment Management, LP (“Boston Financial”).  The General Partners were affiliates of MMA Financial, Inc.  Municipal Mortgage & Equity, LLC (“MuniMae”), the parent company of MMA Financial, Inc., sold substantially all of the assets of its Low Income Housing Tax Credit business to Boston Financial. The first stage of this sale closed on July 30, 2009 and the second stage closed on October 13, 2009.  From July 30, 2009 through October 13, 2009, MuniMae had engaged BFIM Asset Management, LLC, an affiliate of Boston Financial, to provide asset management to the Fund.  On October 13, 2009, the partnership interests in the General Partners were directly and/or indirectly transferred from entities controlled by MuniMae to one or more entities controlled and owned by Boston Financial.  The fiscal year of the Fund ends on March 31.

The Partnership Agreement authorizes the sale of up to 100,000 Units of limited partnership interest ("Units") at $1,000 per Unit.  In total, the Fund received $50,930,000 of capital contributions from investors admitted as Limited Partners for 50,930 Units. On November 30, 1993, the Fund held its final investor closing.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At March 31, 2011 and 2010, $2,453,262 and $2,759,197, respectively, has been designated as Reserves.

Generally, profits, losses, tax credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partner.  Net proceeds from a sale of the Fund’s interest in a Local Limited Partnership or refinancing of a Local Limited Partnership will be allocated 95% to the Limited Partners and 5% to the General Partner after certain priority payments.  The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Partnership Agreement.  However, to the extent that the General Partners’ capital accounts are in a deficit position, certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

2.      Significant Accounting Policies

Cash Equivalents

Cash equivalents represent short-term, highly liquid instruments with original maturities of 90 days or less.

Concentration of Credit Risk

The Fund invests its cash primarily in money market and demand deposit accounts with commercial banks.  At times, cash balances at a limited number of banks and financial institutions may exceed federally insured amounts.  Management believes it mitigates its credit risk by investing in major financial institutions.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)

2.      Significant Accounting Policies (continued)

Investments in Local Limited Partnerships

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIE"s) because the owners of the equity at risk in these entities do not have the power to direct their operations.  In accordance with the accounting guidance for the consolidation of VIEs, the Fund determines when it should include the assets, liabilities and activities of a VIE in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, and a VIE must be consolidated by the entity that is determined to be the VIE’s primary beneficiary.  The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party is required to consolidate the VIE.

The Fund determines whether the Local Limited Partnerships are VIEs and whether it is the primary beneficiary at the date of initial involvement with the Local Limited Partnerships. The Fund reassesses whether it is the primary beneficiary of a Local Limited Partnership on an ongoing basis based on changes in facts and circumstances.  In determining whether it is the primary beneficiary, the Fund considers the purpose and activities of the Local Limited Partnership, including the variability and related risks the Local Limited Partnership incurs and transfers to other entities and their related parties.  If the Fund determines that it is the primary beneficiary of the Local Limited Partnership, the Local Limited Partnership is consolidated within the Fund’s financial statements.

The Fund is involved with the Local Limited Partnerships as a non-controlling equity holder.  The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund’s investors.  The tax credits generated by Local Limited Partnerships are not reflected on the books of the Fund as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners or managing members of the Local Limited Partnerships (the “Local General Partners”), who are considered to be the primary beneficiaries, have the power to direct the activities of the Local Limited Partnerships.  The general partners or managing members are also responsible for maintaining compliance with the Tax Credit program and for providing subordinated financial support in the event operations cannot support debt and Property tax payments.  The Fund, through its ownership percentages, may participate in property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Fund’s financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these Local Limited Partnerships, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting.

The Fund's exposure to economic and financial statement losses is limited to its investment balance in the Local Limited Partnerships and estimated future funding commitments.  To the extent that the Fund does not receive the full amount of tax credits specified in its initial investment contribution agreement, it may be eligible to receive payments from the general partner or managing member of the Local Limited Partnerships under the provisions of tax credit guarantees.  The Fund may be subject to additional losses to the extent of any additional financial support that the Fund voluntarily provides in the future. The Fund may voluntarily provide advances to the Local Limited Partnerships to finance operations or to make debt service payments.  The Fund assesses the collectability of any advances at the time the advance is made and records a reserve if collectability is not reasonably assured.  The Fund does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

Under the equity method, the investment is carried at cost, adjusted for the Fund’s share of net income or loss and for cash distributions from the Local Limited Partnerships; equity in income or loss of the Local Limited Partnerships is included currently in the Fund's operations.  A liability is recorded for delayed equity capital contributions to Local Limited Partnerships. In the event that a Local Limited Partnership has recorded other comprehensive income or loss, the Fund will evaluate its impact on the Fund and determine whether it should be included as other comprehensive income (loss) in the statement of partners’ equity (deficiency).  Under the equity method, a Local Limited Partnership investment will not be carried below zero.  To the extent that equity in losses are incurred when the Fund’s carrying value of the respective Local Limited Partnership has been reduced to zero, these excess losses will be suspended and offset against future income.  Income from a Local Limited Partnership, where cumulative equity in losses plus cumulative distributions have exceeded the total investment in the Local

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)

2.      Significant Accounting Policies (continued)

Investments in Local Limited Partnerships (continued)

Limited Partnership, will not be recorded until all of the related unrecorded losses have been offset.  To the extent that a Local Limited Partnership with a carrying value of zero distributes cash to the Fund, that distribution is recorded as income in the Fund’s statement of operations.

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

Management has elected to report results of the Local Limited Partnerships on a 90-day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information of the Local Limited Partnerships that is included in the accompanying financial statements is as of December 31, 2010 and 2009 and for the years then ended.

The Fund is subject to risks inherent in the ownership of property which are beyond its control, such as fluctuations in occupancy rates and operating expenses, variations in rental schedules, proper maintenance of facilities and continued eligibility of tax credits.  If the cost of operating a property exceeds the rental income earned thereon, the Fund may deem it in its best interest to voluntarily provide funds in order to protect its investment.

The Fund has implemented policies and practices for assessing other-than-temporary declines in the values of its investments in Local Limited Partnerships.  Periodically, the carrying values of the investments are tested for other-than-temporary impairment. If an other-than-temporary decline in carrying value exists, a provision is recorded to reduce the investment to the sum of the estimated remaining benefits. The estimated remaining benefits for each Local Limited Partnership consists of the estimated future benefit from tax losses and tax credits over the estimated life of the investment and estimated residual proceeds at disposition. Estimated residual proceeds are calculated by capitalizing the estimated net operating income and subtracting the estimated terminal debt balance of each Local Limited Partnership.  Generally, the carrying values of most Local Limited Partnerships will decline through losses and distributions.  However, the Fund may record impairment losses if the expiration of tax credits outpaces losses and distributions from any of the Local Limited Partnerships.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income Taxes

The Fund has elected to be treated as a partnership which is a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its partners on their respective income tax returns.  Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions which must be considered for disclosure.  The Fund is required to file and does file tax returns with the Internal Revenue Service and other state and local tax jurisdictions which are subject to examination for tax years 2007 through 2010.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)

2.      Significant Accounting Policies (continued)

Subsequent Events

Events that occur after the balance sheet date but before the financial statements were available to be issued are evaluated for recognition or disclosure.  The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements.  Subsequent events which provide evidence about conditions that existed after the balance sheet date require disclosure in the accompanying notes.  Management evaluated the activity of the Fund and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

3.    New Accounting Principle

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis.  The primary beneficiary of a VIE will be the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Fund’s financial statements.

4.      Investments in Local Limited Partnerships

The Fund currently has limited partner interests in six Local Limited Partnerships which were organized for the purpose of owning and operating multi-family housing complexes, all of which are government-assisted.  The Fund's ownership interest in each Local Limited Partnership is 99%, with the exception of Springwood Apartments which is 19.8%, and Eden Park which is 67.99%.  The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund’s interests in the Local Limited Partnerships at the end of the Compliance Period for nominal prices.  In the event that Properties are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)

4.      Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at March 31, 2011 and 2010:

	2011 2010
Capital contributions and advances paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited Partnerships	$11,295,923	$14,407,031

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $4,425,279 and
$4,024,182 at March 31, 2011 and 2010, respectively	(8,533,553)	(11,284,006)

Cumulative cash distributions received from Local Limited Partnerships	(932,150)	(1,262,921)

Investments in Local Limited Partnerships before adjustments	1,830,220	1,860,104

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	428,112	581,846

Cumulative amortization of acquisition fees and expenses	(147,898)	(195,552)

Investments in Local Limited Partnerships before valuation allowance
and impairment	2,110,434	2,246,398

Cumulative valuation allowance on advances to Local Limited Partnerships (13,141)		(13,141)

Cumulative impairment on investments to Local Limited Partnerships	(2,013,000)	(1,886,646)

Investments in Local Limited Partnerships	$84,293	$346,611

The Fund has recorded an impairment for its investments in Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

Summarized combined financial information of the Local Limited Partnerships in which the Fund has invested as of December 31, 2010 and 2009 (due to the Fund's policy of reporting the financial information of its Local Limited Partnership interests on a 90 day lag basis), excluding the financial statements of two Local Limited Partnerships, is as follows:

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)

4.      Investments in Local Limited Partnerships (continued)

Summarized Balance Sheets - as of December 31,

	2010	2009

Assets:
Investment property, net	$12,805,615	$25,854,043
Other assets	1,093,938	2,240,940
Total Assets	$13,899,553	$28,094,983

Liabilities and Partners' Deficiency:
Mortgage notes payable	$10,737,294	$23,043,444
Other liabilities	3,517,701	6,594,721
Total Liabilities	14,254,995	29,638,165

Fund's deficiency	(2,084,835)	(2,736,242)
Other partners' equity	1,729,393	1,193,060
Total Partners' Deficiency:	(355,442)	(1,543,182)
Total Liabilities and Partners' Deficiency	$13,899,553	$28,094,983

Summarized Statements of Operations  -
for the years ended December 31,

	2010	2009

Rental and other income	$4,701,323	$9,688,547

Expenses:
Operating	3,734,757	6,756,999
Interest	618,764	1,951,790
Depreciation and amortization	1,020,527	2,533,888
Total Expenses	5,374,048	11,242,677

Net Loss	$(672,725)	$(1,554,130)

Fund’s share of Net Loss	$(465,753)	$(1,033,766)
Other partners' share of Net Loss	$(206,972)	$(520,364)

The 2010 requirement for an audited financial statement for the Local Limited Partnership with a carrying value of zero was waived and is therefore not included in the above summarized combined financial information.  The Fund's estimated equity in loss of the Local Limited Partnership is $86,000 for the year ended March 31, 2011.

The financial information of the Local Limited Partnership, which was disposed of during the year ended March 31, 2011, as discussed below, is not included in the above summarized combined financial information.  The Fund’s estimated equity in loss of the Local Limited Partnership is $3,000 for the year ended March 31, 2011.

For the years ended March 31, 2011 and 2010, the Fund has not recognized $592,254 and $815,846, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in the Local Limited Partnerships. Previously unrecognized losses of $85,766 are included in losses recognized in the year ended March 31, 2011.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)

4.      Investments in Local Limited Partnerships (continued)

The Fund’s deficiency as reflected by the Local Limited Partnerships of $2,084,835 and $2,736,242 at March 31, 2011 and 2010, respectively, differs from the Fund’s investments in Local Limited Partnerships before adjustments of $1,830,220 and $1,860,104 at March 31, 2011 and 2010, respectively, due to: (i) cumulative unrecognized losses as described above;  (ii) syndication costs charged to equity by the Local Limited Partnerships that are not reflected in the Fund’s investments in Local Limited Partnerships;  (iii) advances to Local Limited Partnerships that the Fund included in investments in Local Limited Partnerships; (iv) the financial information of the Local Limited Partnership that is not included in the summarized balance sheets of the Local Limited Partnership due to the 2010 requirement for an audited financial statement being waived; (v) one Local Limited Partnership whose interest was disposed of in the quarter ended March 31, 2010 that are included in the December 31, 2009 balance sheets of the Local Limited Partnership; and (vi) differences in the accounting treatment of miscellaneous items.

For the year ended March 31, 2011, one of the Local Limited Partnerships, with a carrying value of zero, was considered to have current maturity of debt issues resulting in the Partnership’s current liabilities significantly exceeding its current assets. This condition was significant enough to warrant its independent auditor to issue an audit report that raised substantial doubt about the Local Limited Partnership’s ability to continue as a going concern.  However, the Fund believes that support from the Local General Partner will likely mitigate substantial risk to the Fund.  The property owned by the Local Limited Partnership is currently being marketed for sale.  Due to the current efforts to sell the property, the Fund does not anticipate that Fund Reserves will be used to support property operations.

During the year ended March 31, 2011, the Fund sold its interest in two Local Limited Partnerships.  The Fund’s investment value at the time of the sales was $59,771 resulting in a gain on disposition of investments in Local Limited Partnerships of  $413,105  for the year ended March 31, 2011.  The Fund received $472,876 during the year ended March 31, 2011 from the sales of its interest in these Local Limited Partnerships.  During the year ended March 31, 2010, the Fund sold its interest in five Local Limited Partnerships.  The Fund’s investment value at the time of the sales was $240,811 resulting in a net gain on disposition of investments in Local Limited Partnerships of  $1,889,049 for the year ended March 31, 2010.  The Fund received $2,129,860 during the year ended March 31, 2010 from the sales of its interest in these Local Limited Partnerships.

The Fund had set aside in an escrow account future capital contributions related to its investment in one Local Limited Partnership.  This Local Limited Partnership was sold during the year ended March 31, 2011. As a result, the escrow was used to pay capital contributions to the Local Limited Partnership of $145,537 and interest owed to the Local General Partner of $98,859 during the year ended March 31, 2011.  As of March 31, 2011 and 2010, the Fund’s escrow balance is zero and $244,396, respectively.  As of March 31, 2011 and 2010, zero and $98,859, respectively, of interest is due to the Local General Partner.

5.      Transactions with Affiliates

An affiliate of the General Partners receives the base amount of 0.50% (annually adjusted by the CPI factor) of Gross Proceeds as the annual asset management fee for administering the affairs of the Fund.  Asset management fees of $389,159 and $380,060 have been expensed in the years ended March 31, 2011 and 2010, respectively. During the years ended March 31, 2011 and 2010, $487,540 and $377,512 respectively, were paid out of available cash flow for asset management fees.  Included in due to affiliate at March 31, 2010 is $96,927 of asset management fees. Included in due from affiliate at March 31, 2011, is an overpayment of $1,454 for asset management fees.

An affiliate of the General Partners is reimbursed for the cost of the Fund's salaries and benefits expenses.  Included in general and administrative expenses for the years ended March 31, 2011 and 2010 is $154,396 and $168,544, respectively, that the Fund has incurred for these expenses.  During the year ended March 31, 2011 and 2010, salaries and benefits of $154,396 and $219,658, respectively, were paid to the affiliate of the General Partners for these expenses. As of March 31, 2011 and 2010 there are no unpaid salaries and benefits expenses.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)

6.      Federal Income Taxes

The following schedule reconciles the reported financial statement net income (loss) for the fiscal years ended March 31, 2011 and 2010 to the net income reported on the Form 1065, U.S. Partnership Return of Income for the years ended December 31, 2010 and 2009:

	2011	2010

Net Income (Loss) per financial statements	$(469,872)	$1,294,814

Equity in losses of Local Limited Partnerships for financial reporting
purposes in excess of equity in losses for tax purposes	199,448	164,139

Equity in losses of Local Limited Partnerships not recognized for financial reporting purposes, net of recognition of previously
unrecognized losses	(506,488)	(815,846)

Adjustment to reflect March 31 fiscal year end to
December 31 taxable year end	(14,652)	6,362

Amortization for tax purposes in excess of amortization
for financial reporting purposes	(17,150)	(24,418)

Impairment on investments in Local Limited Partnerships
not deductible for tax purposes	231,000	9,000

Gain on disposition of investments in Local Limited Partnerships for tax
purposes in excess of gain recognized for financial reporting purposes	1,332,383	4,330,433

Cash distributions included in net income (loss) for financial reporting
purposes	(30,085)	(274,976)
Net Income per tax return	$724,584	$4,689,508

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2011 and December 31, 2010, respectively, are as follows:

	Financial
	Reporting	Tax
	Purposes	Purposes	Differences

Investments in Local Limited Partnerships	$84,293	$(610,712)	$695,005
Other assets	$2,480,098	$9,047,607	$(6,567,509)
Liabilities	$25,382	$128,705	$(103,323)

The differences in assets and liabilities of the Fund for financial reporting and tax purposes are primarily attributable to: (i) the cumulative equity in losses from Local Limited Partnerships for tax purposes is approximately $2,620,000 more than for financial reporting purposes, including approximately $4,425,000 of losses the Fund has not recognized relating to Local Limited Partnerships whose cumulative equity in losses exceed its total investments;  (ii) the cumulative amortization of acquisition fees for tax purposes exceeds financial reporting purposes by approximately $101,000; (iii) the Fund has recorded an impairment allowance on its investments in Local Limited Partnerships for approximately $2,013,000 that is not recorded for tax purposes; and (iv) organizational and offering costs of approximately $6,305,000 that have been capitalized for tax  purposes are charged to Limited Partners’ equity for financial reporting purposes.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)

6.      Federal Income Taxes (continued)

The differences in the assets and liabilities of the Fund for financial reporting purposes and tax purposes as of March 31, 2010 and December 31, 2009, respectively, are as follows:

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