Form 10-Q
period 2011-06-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2011-08-15
CIK 892342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                     June 30, 2011

OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________to_________________________

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
       incorporation or organization

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
Yes  X    No .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
      Yes___  No  X  .

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

               Yes_____  No   X   .

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                                      Page No.

Item 1.      Financial Statements

Balance Sheets - June 30, 2011 (Unaudited) and
March 31, 2011 (Audited)                                                                                                           1

Statements of Operations (Unaudited) -
For the Three Months Ended June 30, 2011 and 2010                                                            2

Statement of Changes in Partners' Equity
(Unaudited) - For the Three Months Ended June 30, 2011                                                    3

Statements of Cash Flows (Unaudited) -
For the Three Months Ended June 30, 2011 and 2010                                                            4

Notes to the Financial Statements (Unaudited)                                                                               5

Item 2.     Management's Discussion and Analysis of
Financial Condition and Results of Operations                                                                       8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                                      13

Item 4.     Controls and Procedures                                                                                                                     13

PART II.  OTHER INFORMATION

Item 6.     Exhibits                                                                                                                                                   14

SIGNATURE                                                                                                                                                           15

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

PART I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements

BALANCE SHEETS
June 30, 2011 (Unaudited) and March 31, 2011 (Audited)

Assets	June 30	March 31

Cash and cash equivalents	$3,280,408	$2,479,438
Investments in Local Limited Partnerships (Note 1)	80,833	84,293
Due from affiliates	100	1,454
Other assets	206	660
Total Assets	$3,361,547	$2,565,845

Liabilities and Partners' Equity

Accrued expenses	$40,004	$26,836
Total Liabilities	40,004	26,836

General, Initial and Investor Limited Partners' Equity	3,321,543	2,539,009
Total Liabilities and Partners' Equity	$3,361,547	$2,565,845

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Revenue:
Investment	$2,701	$2,577
Total Revenue	2,701	2,577

Expenses:
Asset management fees, affiliate	98,380	96,926
Impairment on investments in Local Limited Partnerships	-	221,000
General and administrative (includes reimbursements to
an affiliate in the amount of $19,549 and $37,912
in 2011 and 2010, respectively)	43,427	66,656
Amortization	886	1,082
Total Expenses	142,693	385,664

Loss before equity in losses of Local Limited Partnerships
and gain on disposition of investments in Local Limited Partnerships	(139,992)	(383,087)

Equity in losses of Local Limited Partnerships (Note 1)	(2,574)	(7,029)

Gain on disposition of investments in Local Limited
Partnerships	925,100	-

Net Income (Loss)	$782,534	$(390,116)

Net Income (Loss) allocated:
General Partners	$7,825	$(3,901)
Limited Partners	774,709	(386,215)
	$782,534	$(390,116)
Net Income (Loss) per Limited Partner Unit
(50,930 Units)	$15.21	$(7.58)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Three Months Ended June 30, 2011
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partners	Partner	Partners	Total

Balance at March 31, 2011	$25,389	$5,000	$2,508,620	$2,539,009

Net Income	7,825	-	774,709	782,534

Balance at June 30, 2011	$33,214	$5,000	$3,283,329	$3,321,543

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2011 and 2010
 (Unaudited)

	2011	2010

Net cash used for operating activities	$(124,130)	$(149,889)

Net cash provided by investing activities	925,100	-

Net increase (decrease) in cash and cash equivalents	800,970	(149,889)

Cash and cash equivalents, beginning	2,479,438	2,671,659

Cash and cash equivalents, ending	$3,280,408	$2,521,770

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included with the Annual Report on Form 10-K of Boston Financial Tax Credit Fund VII, a Limited Partnership (the “Fund”) for the year ended March 31, 2011.  In the opinion of the Managing General Partner, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Fund's financial position and results of operations.  The results of operations for the period may not be indicative of the results to be expected for the year.

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of March 31, 2011 and 2010 and for the three months then ended.

Generally, profits, losses, tax credits and cash flow from operations are allocated 99% to the Limited Partners and 1% to the General Partners.  Net proceeds from a sale or refinancing will be allocated 95% to the Limited Partners and 5% to the General Partners, after certain priority payments.  The General Partners may have an obligation to fund deficits in their capital accounts, subject to limits set forth in the Fund’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”).  However, to the extent that the General Partners’ capital accounts are in deficit positions, certain items of net income may be allocated to the General Partners in accordance with the Partnership Agreement.

1.      Investments in Local Limited Partnerships

The Fund currently has limited partner interests in three Local Limited Partnerships which were organized for the purpose of owning and operating government-assisted, multi-family housing complexes.  The Fund's ownership interest in each Local Limited Partnership is 99%.  The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund’s interests in the Local Limited Partnerships at the end of the Compliance Period for nominal prices.  In the event that Properties are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at June 30, 2011 and March 31, 2011:

	June 30	March 31
Capital contributions and advances paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
Partnerships	$3,796,420	$11,295,923

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $1,657,112 and $4,425,279 at
June 30 and March 31, 2011, respectively)	(2,892,131)	(8,533,553)

Cumulative cash distributions received from Local Limited Partnerships	(164,673)	(932,150)

Investments in Local Limited Partnerships before adjustments	739,616	1,830,220

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	275,270	428,112

Cumulative amortization of acquisition fees and expenses	(101,053)	(147,898)

Investments in Local Limited Partnerships before valuation allowance
and impairment	913,833	2,110,434

Cumulative valuation allowance on advances to Local Limited Partnerships	-	(13,141)

Cumulative impairment on investments in Local Limited Partnerships	(833,000)	(2,013,000)

Investments in Local Limited Partnerships	$80,833	$84,293

The Fund has recorded an impairment for its investments in Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund’s share of the net losses of the Local Limited Partnerships for the three months ended June 30, 2011 and 2010 is $198,084 and $192,032, respectively.  For the three months ended June 30, 2011 and 2010, the Fund has not recognized $195,510 and $185,003, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investment in the Local Limited Partnerships.

During the three months ended June 30, 2011, the Fund disposed of its interest in three Local Limited Partnerships.  The Fund received $925,100 from the disposition of these interests.  The Fund’s investment values at the time of disposition was zero resulting in a gain on disposition of investments in Local Limited Partnerships of $925,100 for the three months ended June 30, 2011.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

2.	New Accounting Principles

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis.  The primary beneficiary of a VIE will be the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 did not have a material effect on the Fund’s financial statements.

3.         Significant Subsidiaries

The Local Limited Partnerships invested in by the Fund do not represent more than 20% of the Fund’s total assets or equity as of June 30, 2011 or 2010 or net losses for the three months then ended.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Fund is a Massachusetts limited partnership organized to invest as a limited partner or member in other limited partnerships or limited liability companies (collectively, "Local Limited Partnerships") which own and operate apartment complexes that are eligible for low income housing tax credits (“Tax Credits”) which may be applied against the federal income tax liability of an investor.  The Fund’s objectives are to: (i) provide investors with annual Tax Credits which they may use to reduce their federal income tax liability; (ii) provide limited cash distributions from the operations of apartment complexes and; (iii) preserve and protect the Fund’s capital.  Arch Street VIII, Inc., a Massachusetts corporation is the Managing General Partner of the Fund.  Arch Street VII Limited Partnership, a Massachusetts limited partnership, whose general partner consists of Arch Street, Inc., is also a General Partner.  Both the Managing General Partner and Arch Street VII, L.P. are affiliates of Boston Financial Investment Management, LP (“Boston Financial”).  The fiscal year of the Fund ends on March 31.

Critical Accounting Policies

The Fund’s accounting policies include those that relate to its recognition of investments in Local Limited Partnerships using the equity method of accounting.  The Fund’s policy is as follows:

The Local Limited Partnerships in which the Fund invests are Variable Interest Entities ("VIEs”). The Fund is involved with the VIEs as a non-controlling limited partner equity holder.  The investments in the Local Limited Partnerships are made primarily to obtain tax credits on behalf of the Fund’s investors.  The Tax Credits generated by Local Limited Partnerships are not reflected on the books of the Fund as such credits are allocated to investors for use in offsetting their federal income tax liability.  The general partners or managing members of the Local Limited Partnerships (the “Local General Partners”), who are considered to be the primary beneficiaries, have the power to direct the activities of the Local Limited Partnerships.  The Local General Partners are also responsible for maintaining compliance with the Tax Credit program and for providing subordinated financial support in the event operations cannot support debt and Property tax payments.  The Fund, through its ownership percentages, may participate in Property disposition proceeds.  The timing and amounts of these proceeds are unknown but can impact the Fund’s financial position, results of operations or cash flows. Because the Fund is not the primary beneficiary of these Local Limited Partnerships, it accounts for its investments in the Local Limited Partnerships using the equity method of accounting.  The Fund's exposure to economic and financial statement losses is limited to its investments in the Local Limited Partnerships and estimated future funding commitments.  To the extent that the Fund does not receive the full amount of tax credits specified in its initial investment contribution agreement, it may be eligible to receive payments from the Local General Partners under the provisions of tax credit guarantees.  The Fund may be subject to additional losses to the extent of any financial support that the Fund voluntarily provides in the future.  The Fund may voluntarily provide advances to the Local Limited Partnerships to finance operations or to make debt service payments.  The Fund assesses the collectability of any advances at the time the advance is made and records a reserve if collectability is not reasonably assured.  The Fund does not guarantee any of the mortgages or other debt of the Local Limited Partnerships.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

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

Liquidity and Capital Resources

At June 30, 2011, the Fund had cash and cash equivalents of $3,280,408 as compared with $2,479,438 at March 31, 2011.  The increase is primarily attributable to proceeds received from the disposition of the Fund’s interests in three Local Limited Partnerships.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At June 30, 2011 and March 31, 2011, approximately $3,241,000 and $2,453,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $128,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment.  As of June 30, 2011, the Fund has advanced approximately $1,525,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations.  Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate. To date, the Fund has used approximately $2,348,000 of Reserves to fund operations.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of asset management fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to the Local Limited Partnerships beyond its specified investment.  Thus, as of June 30, 2011, the Fund has no contractual or other obligation to the Local Limited Partnerships that has not been paid or provided for.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Distributions

No cash distributions were made to Limited Partners during the three months ended June 30, 2011 and 2010.

Results of Operations

The Fund’s results of operations for the three months ended June 30, 2011 resulted in a net income of $782,534 as compared to a net loss of $390,116 for the same period in 2010.  The increase in net income is primarily attributable to an increase in gain on disposition of investments in Local Limited Partnerships, a decrease in general and administrative expenses and a decrease in impairment on investments in Local Limited Partnerships.   The increase in gain on disposition of investments in Local Limited Partnerships is due to the disposition of three Local Limited Partnerships in the current year.  The decrease in impairment on investments in Local Limited Partnerships is due to the Fund recording an impairment allowance for its investments in certain Local Limited Partnerships in the prior year.  General and administrative expenses decreased due to a decrease in charges for operations and administrative expenses necessary for the operations of the Fund.

Portfolio Update

As of June 30, 2011, the Fund’s investment portfolio consisted of a limited partner interest in three Local Limited Partnerships, which own and operate a multi-family apartment complex that had generated, but no longer generates, Tax Credits.  Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,485 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund is consistent with the objective specified in the Fund’s prospectus.  As of July 11, 2011, there are only two remaining Local Limited Partnerships.

In February, 2010, the Fund distributed $994,153.60, or $19.52 per Unit, representing a cash distribution from the proceeds of recent Property sales.  The Managing General Partner anticipates making an additional distribution in the future.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set aside requirements for at least 15 calendar years from the date the Property is placed in service (the “Compliance Period”).  Failure to do so would result in the recapture of a portion of the Property’s Tax Credits.  The Compliance Period for all of the remaining Properties in which the Fund has an interest expired on or before December 31, 2010.  The Fund is in negotiations with potential buyers to dispose of its interest in the final two Local Limited Partnerships in 2011 or 2012.

The Managing General Partner will continue to closely monitor the operations of the Properties and will formulate disposition strategies with respect to the Fund’s remaining Local Limited Partnership interests.  The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund.  Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved.

The Fund is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

Property Discussions

One of the Properties in which the Fund has an interest had stabilized operations and operated above breakeven as of March 31, 2011.  Some Properties generated cash flow deficits that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows.  However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Fund’s liquidity; or (ii) result in their foreclosure.  Also, the Managing General Partner, in the normal course of the Fund’s business, is arranging for the future disposition of its interest in all of its Local Limited Partnerships.  The following Property discussions focus on all such Properties.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

As previously reported, occupancy at Grand Boulevard Renaissance, located in Chicago, Illinois continued to be in the mid 90 percentile throughout 2010.  However, debt service coverage was not at an acceptable level and the Property was operating below breakeven.  The operating deficit for the first nine months of 2010 was approximately $11,000.  A representative of the Managing General Partner conducted a physical inspection as part of a June 2009 site visit.  Despite improvements since an October 2008 visit, the Property was still assigned an unfavorable rating due to significant deferred maintenance and unaddressed issues.  The Managing General Partner’s representative also considered property management to be weak and limited in capacity to address the physical needs of the Property.  Advances from the Local General Partner and working capital enabled the Property to remain current on its loan obligations.  In response to prior deficits, during 2001 the Local General Partner negotiated with the first mortgage lender to reduce the interest rate on the current first mortgage.  In addition, in an effort to further reduce the Property’s debt service burden, in July 2003 the Local Limited Partnership and the Illinois Housing Development Authority closed on a mortgage restructuring of the second mortgage that reduced monthly debt service payments until June 1, 2005.  As part of the transaction, the management agent agreed to subordinate a percentage of its management fee to payment of the second mortgage debt service.  The Tax Credit Compliance Period expired December 31, 2009.  The Fund’s interest in the Property was transferred on December 31, 2010 for $47,548, which was due to the Fund for outstanding cumulative priority distributions.  This transaction resulted in 2010 taxable gain of $3,404, or about $0.07 per Unit.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner anticipated the Fund’s interest in the Local Limited Partnership that owns SpringWood Apartments, located in Tallahassee, Florida, would be terminated upon the sale of the Property in the third quarter of 2008, a transaction that could have resulted in net sales proceeds to the Fund of approximately $200,000, or $3.93 per Unit.  In July 2008, the potential buyer withdrew its interest to purchase this Property.  Subsequently, the Managing General Partner explored an alternative exit strategy for this Local Limited Partnership interest.  The Managing General Partner previously anticipated the Fund’s interest in the Local Limited Partnership would generally terminate no earlier than 90 days upon the sale of the Property in June 2011 for a nominal sum.  However, the transfer of the Fund’s interest in the Local Limited Partnership occurred on May 31, 2011 for no consideration.  The Managing General Partner estimates that this transaction will result in 2011 taxable income of $50,000, or $0.98 per Unit.  As previously reported, the debt matured on March 1, 2011; however, it was extended for three years.  The Tax Credit Compliance Period ended on December 31, 2009.  The Fund no longer has interest in this Local Limited Partnership.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Discussions (continued)

As previously reported, in an effort to reduce the Fund’s risk to chronic operating difficulties at Wynmor, also known as Eden Park, located in Brooklyn Park, Minnesota, the Managing General Partner and Local General Partner, on October 1, 2003, entered into an agreement to transfer a portion of the Fund’s interest in the Property’s future Tax Credits (approximately $11 per Unit) and tax losses to the Local General Partner.  In return, the Local General Partner agreed to deposit $500,000 into an escrow to be used to fund current and future operating deficits and to fund as much as an additional $500,000 to cover future operating deficits.  The Managing General Partner and Local General Partner also had an agreement that allowed for the Managing General Partner to put the Fund’s interest to the Local General Partner for $100 any time after October 1, 2003 and that the Local General Partner could call the Fund’s interest for fair market value any time after January 2, 2009.  The Managing General Partner previously expected the put to be exercised in December 2010; however, it did not occur until June 1, 2011.  The Managing General Partner estimates that this transaction will result in 2011 taxable loss projected to be approximately $550,000, or about $10.80 per Unit.  The Compliance Period for the Property expired on December 31, 2008.  The Fund no longer has an interest in this Local Limited Partnership.

As previously reported, the Managing General Partner negotiated an exit strategy with the Local General Partner of Andrew’s Pointe, located in Burnsville, Minnesota.  The Compliance Period expired December 31, 2008.  The Local General Partner and Managing General Partner agreed on a price for the Local General Partner to purchase the Fund’s interest in the Property, which occurred on June 7, 2011.  The transaction resulted in net sales proceeds of $925,000, or $18.16 per Unit and the Managing General Partner estimates 2011 taxable income of $1,250,000, or $24.54 per Unit.  The Fund no longer has an interest in the Local Limited Partnership.

As previously reported, the Managing General Partner was negotiating an exit strategy with the Local General Partner of Harford Commons, located in Baltimore, Maryland.  The Local General Partner and Managing General Partner agreed upon on a nominal price for the Local General Partner to purchase the Fund’s interest in the Property, which occurred July 11, 2011, with an effective date of March 31, 2011.  The effective date is the date at which benefits stopped flowing to the Fund.  The Managing General Partner estimates that this transaction will result in 2011 taxable income estimated to be $930,000, or $18.26 per Unit.  The Compliance Period expired December 31, 2010.

As previously reported, the Local General Partner of Twin Oaks Meadows, located in Lansing, Michigan, with the Fund’s consent, obtained soft loan financing in May 2004 to undertake much needed security improvements to the Property, reduce payables and fund operating deficits.  In return for its consent, the Fund received a Put option that allows the Fund to transfer its interest in the Local Limited Partnership for a nominal price to the Local General Partner at any time subsequent to the end of the Property’s Compliance Period on December 31, 2009.  Occupancy rose from 70% for the three months ending June 30, 2008 to 98% for the year ending March 31, 2010.  Occupancy averaged 93% for the year ending March 31, 2011.  Crime in the immediate area has subsided as result of a neighborhood watch program that was implemented.  A new management company was brought in July 2008, which the Managing General Partner believes has helped occupancy at the Property.  However, we see the occupancy trending downward again.  The Tax Credit Compliance Period expired December 31, 2009.  The Managing General Partner is currently working on a strategy to dispose of the Fund’s interest in the Property for a nominal sum in the middle of 2012.  The Managing General Partner estimates that this transaction will result in 2012 taxable gain projected to be approximately $600,000, or about $11.78 per Unit.

As previously reported, the Local General Partner of Fairhaven Manor, located in Burlington, Washington, was working on a permanent loan extension.  The loan matured on June 1, 2009, at which time a balloon payment was due; however, the note was extended for 60 months (5 years).  The Compliance Period ended December 31, 2008; therefore, there is no recapture risk at the Property.  The Managing General Partner is currently negotiating an exit strategy with the Local General Partner.  The likely end result is that the Local General Partner and Managing General Partner will agree on a price for the Local General Partner to purchase the Fund’s interest in the Property, which is currently estimated for late in 2011. Estimated net sales proceeds, if any, as well as taxable income or loss, is unknown at this time.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.                      Controls and Procedures

Disclosure Controls and Procedures

The Fund maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods.  The Chief Executive Officer and Chief Financial Officer of the Managing General Partner (collectively, the “Certifying Officers”) are responsible for maintaining disclosure controls for the Fund.  The controls and procedures established by the Fund are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of June 30, 2011, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Fund’s internal controls over financial reporting identified in connection with the evaluation of the Fund's controls that occurred during the Fund’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

        PART II.        OTHER INFORMATION

        Item 6.            Exhibits

        31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 15, 2011                                                                  BOSTON FINANCIAL TAX CREDIT FUND VII,
A LIMITED PARTNERSHIP

  By:   Arch Street VIII, Inc.,
           its Managing General Partner

                                                                                                                    /s/Kenneth J. Cutillo
 Kenneth J. Cutillo
                                                                                                                     President
                                                                                                                    Arch Street VIII, Inc.
                                                                                                                   (Chief Executive Officer)