Form 10-Q
period 2011-09-30
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2011-11-14
CIK 892342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended                       September 30, 2011

                                                                                       OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________________________ to

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
Yes  X    No___.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  X     No______.

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
Yes_____  No   X   .

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                                                      Page No.

Item 1.      Financial Statements

Balance Sheets - September 30, 2011 (Unaudited) and
March 31, 2011 (Audited)                                                                                                           1

Statements of Operations (Unaudited) -
For the Three and Six Months Ended September 30, 2011 and 2010                                    2

Statement of Changes in Partners' Equity
(Unaudited) - For the Six Months Ended September 30, 2011                                               3

Statements of Cash Flows (Unaudited) -
For the Six Months Ended September 30, 2011 and 2010                                                       4

Notes to the Financial Statements (Unaudited)                                                                              5

Item 2.      Management's Discussion and Analysis of
Financial Condition and Results of Operations                                                                      8

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                                    13

Item 4.       Controls and Procedures                                                                                                                  13

PART II. OTHER INFORMATION

Item 6.       Exhibits                                                                                                                                                14

SIGNATURE                                                                                                                                                         15

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

PART I.                   FINANCIAL INFORMATION

Item 1.                      Financial Statements

BALANCE SHEETS
September 30, 2011 (Unaudited) and March 31, 2011 (Audited)

Assets	September 30	March 31

Cash and cash equivalents	$3,254,551	$2,479,438
Investments in Local Limited Partnerships (Note 1)	86,446	84,293
Due from affiliate	-	1,454
Other assets	376	660
Total Assets	$3,341,373	$2,565,845

Liabilities and Partners' Equity

Due to affiliate	$98,381	$-
Accrued expenses	11,308	26,836
Total Liabilities	109,689	26,836

General, Initial and Investor Limited Partners' Equity	3,231,684	2,539,009
Total Liabilities and Partners' Equity	$3,341,373	$2,565,845

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenue
Investment	$3,285	$2,589	$5,986	$5,166
Total Revenue	3,285	2,589	5,986	5,166

Expenses:
Asset Management Fees, affiliate	98,381	96,927	196,761	193,853
Impairment on investments
in Local Limited Partnerships	-	10,000	-	231,000
General and administrative
(includes reimbursement to an
affiliate in the amounts of $18,458
and $94,518 for the six months ended
September 30, 2011 and 2010,
respectively)	376	68,670	43,803	135,326
Amortization	885	689	1,771	1,771
Total Expenses	99,642	176,286	242,335	561,950

Loss before equity in income (losses) of
Local Limited Partnerships	(96,357)	(173,697)	(236,349)	(556,784)

Equity in income (losses) of Local
Limited Partnerships (Note 1)	6,498	(6,933)	3,924	(13,962)

Gain on disposition of investments in
Local Limited Partnerships	-	472,876	925,100	472,876

Net Income (Loss)	$(89,859)	$292,246	$692,675	$(97,870)

Net Income (Loss) allocated:
General Partners	$(899)	$2,922	$6,927	$(979)
Limited Partners	(88,960)	289,324	685,748	(96,891)
	$(89,859)	$292,246	$692,675	$(97,870)

Net Income (Loss) Per Limited Partner
Unit (50,930 Units)	$(1.75)	$5.68	$13.46	$(1.90)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Six Months Ended September 30, 2011
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partners	Partner	Partners	Total

Balance at March 31, 2011	$25,389	$5,000	$2,508,620	$2,539,009

Net Income	6,927	-	685,748	692,675

Balance at September 30, 2011	$32,316	$5,000	$3,194,368	$3,231,684

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010

Net cash used for operating activities	$(149,987)	$(360,948)

Net cash provided by investing activities	925,100	472,876

Net increase in cash and cash equivalents	775,113	111,928

Cash and cash equivalents, beginning	2,479,438	2,671,659

Cash and cash equivalents, ending	$3,254,551	$2,783,587

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of June 30, 2011 and 2010 and for the six months then ended.

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

1.      Investments in Local Limited Partnerships

The Fund currently has limited partner interests in two Local Limited Partnerships which were organized for the purpose of owning and operating government-assisted, multi-family housing complexes.  The Fund's ownership interest in each Local Limited Partnership is 99%.  The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund’s interests in the Local Limited Partnerships at the end of the Compliance Period for nominal prices.  In the event that Properties are sold to third parties, or upon dissolution of the Local Limited Partnerships, proceeds will be distributed according to the terms of each Local Limited Partnership agreement.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at September 30, 2011 and March 31, 2011:

	September 30	March 31
Capital contributions and advances paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
Partnerships	$2,668,420	$11,295,923

Cumulative equity in losses of Local Limited Partnerships (excluding cumulative unrecognized losses of $686,789 and $4,425,279 at
September 30 and March 31, 2011, respectively)	(1,667,356)	(8,533,553)

Cumulative cash distributions received from Local Limited Partnerships	(164,673)	(932,150)

Investments in Local Limited Partnerships before adjustments	836,391	1,830,220

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	153,483	428,112

Cumulative amortization of acquisition fees and expenses	(70,428)	(147,898)

Investments in Local Limited Partnerships before valuation allowance
and impairment	919,446	2,110,434

Cumulative valuation allowance on advances to Local Limited Partnerships	-	(13,141)

Cumulative impairment on investments in Local Limited Partnerships	(833,000)	(2,013,000)

Investments in Local Limited Partnerships	$86,446	$84,293

The Fund has recorded an impairment for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund’s share of the net losses of the Local Limited Partnerships for the six months ended September 30, 2011 and 2010 is $224,003 and $196,191 respectively.  For the six months ended September 30, 2011 and 2010, the Fund has not recognized $227,927 and $182,229, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

During the six months ended September 30, 2011, the Fund disposed of its interest in four Local Limited Partnerships.  The Fund received $925,100 from the disposition of these interests.  The Fund’s aggregate investment value at the time of the dispositions was zero resulting in a gain on disposition of investments in Local Limited Partnerships of $925,100 for the six months ended September 30, 2011.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

2.	New Accounting Principles

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other bodies that may have an impact on the Fund’s financial reporting or accounting.  The Fund does not believe that any such recently issued pronouncement has had or will have a material effect on the Fund’s financial statements.

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

3.      Significant Subsidiaries

The Local Limited Partnerships invested in by the Fund do not represent more than 20% of the Fund’s total assets or equity as of September 30, 2011 or 2010 or net income (loss) for the three months then ended.

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

The Fund is a Massachusetts limited partnership organized to invest as a limited partner or member in other limited partnerships or limited liability companies (collectively, "Local Limited Partnerships") which own and operate apartment complexes (each, a “Property”) that are eligible for low income housing tax credits (“Tax Credits”) which may be applied against the federal income tax liability of an investor.  The Fund’s objectives are to: (i) provide investors with annual Tax Credits which they may use to reduce their federal income tax liability; (ii) provide limited cash distributions from the operations of apartment complexes; and (iii) preserve and protect the Fund’s capital.  Arch Street VIII, Inc., a Massachusetts corporation is the Managing General Partner of the Fund.  Arch Street VII Limited Partnership, a Massachusetts limited partnership, whose general partner consists of Arch Street, Inc., is also a General Partner.  Both the Managing General Partner and Arch Street VII, L.P. are affiliates of Boston Financial Investment Management, LP (“Boston Financial”).  The fiscal year of the Fund ends on March 31.

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

Liquidity and Capital Resources

At September 30, 2011, the Fund had cash and cash equivalents of $3,254,551 as compared with $2,479,438 at March 31, 2011.  This increase is primarily attributable to proceeds from the disposition of the Fund’s interests in four Local Limited Partnerships.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At September 30, 2011 and March 31, 2011, approximately $3,244,000 and $2,453,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $128,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment.  As of September 30, 2011, the Fund has advanced approximately $1,525,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations.  Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate.  To date, the Fund has used approximately $2,351,000 of Reserves to fund operations.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of asset management fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment.  Thus, as of September 30, 2011, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Distributions

No cash distributions were made to Limited Partners during the six months ended September 30, 2011 and 2010.

Results of Operations

Three Month Period

The Fund’s results of operations for the three months ended September 30, 2011 resulted in net loss of $89,859 as compared to a net income of $292,246 for the same period in 2010.  The decrease in net income is primarily attributable to a decrease in gain on disposition of investments in Local Limited Partnerships, partially offset by a decrease in general and administrative expenses and a decrease in impairment on investments in Local Limited Partnerships.  The decrease in gain on disposition of investments in Local Limited Partnerships is due to the disposition of one Property in the current quarter that did not receive any sales proceeds.  General and administrative expenses decreased due to a decrease in charges for operations and administrative expenses necessary for the operations of the Fund.  The decrease in impairment on investments in Local Limited Partnerships is due to the Fund not recording an impairment for its investments in certain Local Limited Partnerships.

Six Month Period

The Fund’s results of operations for the six months ended September 30, 2011 resulted in a net income of $692,675 as compared to a net loss of $97,870 for the same period in 2010.  The decrease in net loss is primarily attributable to an increase in gain on disposition of investments in Local Limited Partnerships, a decrease in impairment on investments in Local Limited Partnerships, and a decrease in general and administrative expenses.  The increase in gain on disposition of investments in Local Limited Partnerships is due to the disposition of four Local Limited Partnerships during the current year.  The decrease on impairment on investments in Local Limited Partnerships is due to the Fund not recording an impairment on its investments in certain Local Limited Partnerships.  General and administrative expenses decreased due to a decrease in charges for operations and administrative expenses necessary for the operations of the Fund.

Portfolio Update

As of September 30, 2011, the Fund’s investment portfolio consisted of a limited partner interest in two Local Limited Partnerships, which own and operate a multi-family apartment complex that had generated, but no longer generates, Tax Credits.  Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,485 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund is consistent with the objective specified in the Fund’s prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set aside requirements for at least 15 calendar years from the date the Property is placed in service (the “Compliance Period”).  Failure to do so would result in the recapture of a portion of the Property’s Tax Credits.  The Compliance Period for all of the remaining Properties in which the Fund has an interest expired on or before December 31, 2010.  The Fund is in negotiations with potential buyers to dispose of its interest in the final two Local Limited Partnerships in early 2012.

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

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

                                              Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Discussions

One of the two Properties in which the Fund has an interest had stabilized operations and operated above breakeven as of June 30, 2011.  Some Properties generated cash flow deficits that the Local General Partners of those Properties funded through project expense loans, subordinated loans or operating escrows.  However, some Properties have had persistent operating difficulties that could either: (i) have an adverse impact on the Fund’s liquidity; or (ii) result in their foreclosure.  Also, the Managing General Partner, in the normal course of the Fund’s business, is arranging for the future disposition of its interest in all of its Local Limited Partnerships.  The following Property discussions focus on all such Properties.

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

As previously reported, the Managing General Partner was negotiating an exit strategy with the Local General Partner of Harford Commons, located in Baltimore, Maryland.  The Local General Partner and Managing General Partner agreed upon on a nominal price for the Local General Partner to purchase the Fund’s interest in the Property, which occurred March 31, 2011, with an effective date of March 1, 2011.  The effective date is the date at which benefits stopped flowing to the Fund.  The Managing General Partner estimates that this transaction will result in 2011 taxable income estimated to be $930,000, or $18.26 per Unit.  The Compliance Period expired December 31, 2010.

As previously reported, the Local General Partner of Twin Oaks Meadows, located in Lansing, Michigan, with the Fund’s consent, obtained soft loan financing in May 2004 to undertake much needed security improvements to the Property, reduce payables and fund operating deficits.  In return for its consent, the Fund received a Put option that allows the Fund to transfer its interest in the Local Limited Partnership for a nominal price to the Local General Partner at any time subsequent to the end of the Property’s Compliance Period on December 31, 2009.  Occupancy rose from 70% for the three months ending June 30, 2008 to 98% for the year ending March 31, 2010.  A new management company was brought in July 2008, which the Managing General Partner believes helped occupancy at the Property.  However, we see the occupancy trending downward again.  Occupancy averaged 80% for the quarter ending June 30, 2011.  The Tax Credit Compliance Period expired December 31, 2009.  The Managing General Partner is currently working on a strategy to dispose of the Fund’s interest in the Property for a nominal sum in early 2012.  The Managing General Partner estimates that this transaction will result in 2012 taxable gain projected to be approximately $590,000, or about $11.58 per Unit.

As previously reported, the Local General Partner of Fairhaven Manor, located in Burlington, Washington, was working on a permanent loan extension.  The loan matured on June 1, 2009, at which time a balloon payment was due; however, the note was extended for 60 months (5 years).  The Compliance Period ended December 31, 2008; therefore, there is no recapture risk at the Property.  The Managing General Partner is currently negotiating an exit strategy with the Local General Partner.  The likely end result is that the Local General Partner and Managing General Partner will agree on a price for the Local General Partner to purchase the Fund’s interest in the Property, which is currently estimated for early 2012.  Estimated net sales proceeds, if any, as well as taxable income or loss, is unknown at this time.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of September 30, 2011, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Fund’s internal controls over financial reporting identified in connection with the evaluation of the Fund's controls that occurred during the Fund’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

PART II.                      OTHER INFORMATION

Item 6.                      Exhibits

31.1   Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2           Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1           Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections. This exhibit shall not be deemed to be incorporated by reference into any filing, except to the extent that the Registrant specifically incorporates this exhibit by reference.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2011                                                             BOSTON FINANCIAL TAX CREDIT FUND VII,
A LIMITED PARTNERSHIP

By:     Arch Street VIII, Inc.,
           its Managing General Partner

/s/Kenneth J. Cutillo
Kenneth J. Cutillo
President
Arch Street VIII , Inc.
                                                                                                   (Chief Executive Officer)