Form 10-Q
period 2011-12-31
BOSTON FINANCIAL TAX CREDIT FUND VII LP
filed 2012-02-14
CIK 892342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the quarterly period ended                      December 31, 2011

                                                                                                  OR

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to

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
Yes  X    No____.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  X     No____.

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
Yes____  No   X   .

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                                                      Page No.

Item 1.      Financial Statements

Balance Sheets - December 31, 2011 (Unaudited) and
March 31, 2011 (Audited)                                                                                                               1

Statements of Operations (Unaudited) -
For the Three and Nine Months Ended December 31, 2011 and 2010                                     2

Statement of Changes in Partners' Equity
(Unaudited) - For the Nine Months Ended December 31, 2011                                                3

Statements of Cash Flows (Unaudited) -
For the Nine Months Ended December 31, 2011 and 2010                                                        4

Notes to the Financial Statements (Unaudited)                                                                                  5

Item 2.      Management's Discussion and Analysis of
Financial Condition and Results of Operations                                                                         8

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                                        13

Item 4.      Controls and Procedures                                                                                                                       13

PART II. OTHER INFORMATION

Item 6.      Exhibits                                                                                                                                                     14

SIGNATURE                                                                                                                                                             15

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

PART I.                      FINANCIAL INFORMATION

Item 1.                         Financial Statements

BALANCE SHEETS
December 31, 2011 (Unaudited) and March 31, 2011 (Audited)

Assets	December 31	March 31

Cash and cash equivalents	$3,128,418	$2,479,438
Investments in Local Limited Partnerships (Note 1)	91,602	84,293
Due from affiliate	-	1,454
Other assets	303	660
Total Assets	$3,220,323	$2,565,845

Liabilities and Partners' Equity

Due to affiliate	$98,380	$-
Accrued expenses	5,710	26,836
Total Liabilities	104,090	26,836

General, Initial and Investor Limited Partners' Equity	3,116,233	2,539,009
Total Liabilities and Partners' Equity	$3,220,323	$2,565,845

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
Revenue
Investment	$3,163	$2,769	$9,149	$7,935
Cash distribution income	-	30,084	-	30,084
Total Revenue	3,163	32,853	9,149	38,019

Expenses:
Asset Management Fees, affiliate	98,380	96,926	295,141	290,779
Provision for valuation allowance on
advances to Local Limited
Partnerships	2,000	-	2,000	-
Impairment on investments
in Local Limited Partnerships	-	-	-	231,000
General and administrative
(includes reimbursements to an affiliate
in the amounts of $6,222 and $32,125 for the three months and $24,680 and
$126,643 for the nine months ended
December 31, 2011 and 2010,
respectively)	23,390	52,798	67,193	188,124
Amortization	886	886	2,657	2,657
Total Expenses	124,656	150,610	366,991	712,560

Loss before equity in income (losses) of
Local Limited Partnerships	(121,493)	(117,757)	(357,842)	(674,541)

Equity in income (losses) of Local
Limited Partnerships (Note 1)	6,042	(87,461)	9,966	(101,423)

Gain on disposition of investments in
Local Limited Partnerships	-	-	925,100	472,876

Net Income (Loss)	$(115,451)	$(205,218)	$577,224	$(303,088)

Net Income (Loss) allocated:
General Partners	$(1,155)	$(2,052)	$5,772	$(3,031)
Limited Partners	(114,296)	(203,166)	571,452	(300,057)
	$(115,451)	$(205,218)	$577,224	$(303,088)

Net Income (Loss) Per Limited Partner
Unit (50,930 Units)	$(2.24)	$(3.99)	$11.22	$(5.89)

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' EQUITY
For the Nine Months Ended December 31, 2011
(Unaudited)

		Initial	Investor
	General	Limited	Limited
	Partners	Partner	Partners	Total

Balance at March 31, 2011	$25,389	$5,000	$2,508,620	$2,539,009

Net Income	5,772	-	571,452	577,224

Balance at December 31, 2011	$31,161	$5,000	$3,080,072	$3,116,233

The accompanying notes are an integral part of these financial statements.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	2011	2010

Net cash used for operating activities	$(274,120)	$(498,248)

Net cash provided by investing activities	923,100	568,237

Net increase in cash and cash equivalents	648,980	69,989

Cash and cash equivalents, beginning	2,479,438	2,671,659

Cash and cash equivalents, ending	$3,128,418	$2,741,648

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

The Managing General Partner has elected to report results of the Local Limited Partnerships on a 90 day lag basis because the Local Limited Partnerships report their results on a calendar year basis.  Accordingly, the financial information about the Local Limited Partnerships that is included in the accompanying financial statements is as of September 30, 2011 and 2010 and for the nine months then ended.

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

1.      Investments in Local Limited Partnerships

The Fund currently has a limited partner interest in one Local Limited Partnership which was organized for the purpose of owning and operating a government-assisted, multi-family housing complex. The Fund’s ownership interest in the Local Limited Partnership is 99%.  The Fund may have negotiated or may negotiate options with the Local General Partners to purchase or sell the Fund’s interest in the Local Limited Partnership at the end of the Compliance Period for a nominal price.  In the event that the Property is sold to a third party or upon dissolution of the Local Limited Partnership, proceeds will be distributed according to the terms of the Local Limited Partnership agreement.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

NOTES TO THE FINANCIAL STATEMENTS (continued)
(Unaudited)

1.      Investments in Local Limited Partnerships (continued)

The following is a summary of investments in Local Limited Partnerships at December 31, 2011 and March 31, 2011:

	December 31	March 31
Capital contributions and advances paid to Local Limited Partnerships and purchase price paid to withdrawing partners of Local Limited
Partnerships	$1,232,020	$11,295,923

Cumulative equity in losses of Local Limited Partnerships (excluding
cumulative unrecognized losses of $4,425,279 at March 31, 2011)	(214,119)	(8,533,553)

Cumulative cash distributions received from Local Limited Partnerships	(154,303)	(932,150)

Investments in Local Limited Partnerships before adjustments	863,598	1,830,220

Excess investment costs over the underlying assets acquired:

Acquisition fees and expenses	123,999	428,112

Cumulative amortization of acquisition fees and expenses	(62,995)	(147,898)

Investments in Local Limited Partnerships before valuation allowance
and impairment	924,602	2,110,434

Cumulative valuation allowance on advances to Local Limited Partnerships	-	(13,141)

Cumulative impairment on investments in Local Limited Partnerships	(833,000)	(2,013,000)

Investments in Local Limited Partnerships	$91,602	$84,293

During the nine months ended December 31, 2011, the Fund advanced $2,000 to certain Local Limited Partnerships, all of which was reserved.

The Fund has also recorded an impairment for its investments in certain Local Limited Partnerships in order to appropriately reflect the estimated net realizable value of these investments.

The Fund’s share of the net losses of the Local Limited Partnerships for the nine months ended December 31, 2011 and 2010 is $269,072 and $510,724, respectively.  For the nine months ended December 31, 2011 and 2010, the Fund has not recognized $279,038 and $409,301, respectively, of equity in losses relating to certain Local Limited Partnerships in which cumulative equity in losses and distributions exceeded its total investments in these Local Limited Partnerships.

During the nine months ended December 31, 2011, the Fund disposed of its interest in five Local Limited Partnerships.  The Fund received $925,100 from the disposition of these interests.  The Fund’s aggregate investment value at the time of the dispositions was zero resulting in a gain on disposition of investments in Local Limited Partnerships of $925,100 for the nine months ended December 31, 2011

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

3.      Significant Subsidiaries

The following Local Limited Partnership invested in by the Fund represented more than 20% of the Fund’s total assets or equity as of December 31, 2010 or net losses for the three months then ended.  The Fund disposed of its interest in this Local Limited Partnership prior to the three months ended December 31, 2011.  The following financial information represents the performance of this Local Limited Partnership for the three months ended September 30, 2011 and 2010:

Grand Boulevard	2011	2010

Revenue	N/A	$92,902
Net Loss	N/A	$(1,554)

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

Liquidity and Capital Resources

At December 31, 2011, the Fund had cash and cash equivalents of $3,128,418 as compared with $2,479,438 at March 31, 2011.  This increase is primarily attributable to proceeds from the disposition of the Fund’s interests in five Local Limited Partnerships.

The Managing General Partner initially designated 5% of the Gross Proceeds as Reserves, as defined in the Partnership Agreement.  The Reserves were established to be used for working capital of the Fund and contingencies related to the ownership of Local Limited Partnership interests.  The Managing General Partner may increase or decrease such Reserves from time to time, as it deems appropriate.  At December 31, 2011 and March 31, 2011, approximately $3,123,000 and $2,453,000, respectively, has been designated as Reserves.

To date, professional fees relating to various Property issues totaling approximately $128,000 have been paid from Reserves.  In the event a Local Limited Partnership encounters operating difficulties requiring additional funds, the Fund’s management might deem it in its best interest to voluntarily provide such funds in order to protect its investment.  As of December 31, 2011, the Fund has advanced approximately $1,527,000 to Local Limited Partnerships to fund operating deficits.

The Managing General Partner believes that the investment income earned on the Reserves, along with cash distributions received from Local Limited Partnerships, to the extent available, will be sufficient to fund the Fund's ongoing operations.  Reserves may be used to fund operating deficits, if the Managing General Partner deems funding appropriate.  To date, the Fund has used approximately $2,232,000 of Reserves to fund operations.  If Reserves are not adequate to cover the Fund’s operations, the Fund will seek other financing sources including, but not limited to, the deferral of asset management fees paid to an affiliate of the Managing General Partner or working with Local Limited Partnerships to increase cash distributions.

Since the Fund invests as a limited partner, the Fund has no contractual duty to provide additional funds to Local Limited Partnerships beyond its specified investment.  Thus, as of December 31, 2011, the Fund had no contractual or other obligation to any Local Limited Partnership which had not been paid or provided for except as disclosed above.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Distributions

No cash distributions were made to Limited Partners during the nine months ended December 31, 2011 and 2010.

Results of Operations

Three Month Period

The Fund’s results of operations for the three months ended December 31, 2011 resulted in net loss of $115,451 as compared to a net loss of $205,218 for the same period in 2010.  The decrease in net loss is primarily attributable to a decrease in equity in losses of Local Limited Partnerships and a decrease in general and administrative expenses, partially offset by a decrease in cash distribution income.  The decrease in equity in losses of Local Limited Partnerships is due to a reduction in the number of Properties held and the related equity in losses from these Properties.  General and administrative expenses decreased due to a decrease in charges for operations and administrative expenses necessary for the operations of the Fund.  The decrease in cash distribution income is primarily due to the Fund not receiving any distributions from Local Limited Partnerships.

Nine Month Period

The Fund’s results of operations for the nine months ended December 31, 2011 resulted in a net income of $577,224 as compared to a net loss of $303,088 for the same period in 2010.  The decrease in net loss is primarily attributable to an increase in gain on disposition of investments in Local Limited Partnerships, a decrease in impairment on investments in Local Limited Partnerships, a decrease in general and administrative expenses and a decrease in equity in losses of Local Limited Partnerships, partially offset by a decrease in cash distribution income.  The increase in gain on disposition of investments in Local Limited Partnerships is due to the disposition of five Local Limited Partnerships during the current year.  The decrease in impairment on investments in Local Limited Partnerships is due to no impairment losses on the Fund’s investments in Local Limited Partnerships in the current year.  General and administrative expenses decreased due to a decrease in charges for operations and administrative expenses necessary for the operations of the Fund.  The decrease in equity in losses of Local Limited Partnerships is due to a reduction in the number of Properties held and the related equity in losses from these Properties.  The decrease in cash distribution income is due to the Fund not receiving any distributions from Local Limited Partnerships during the current year.

Portfolio Update

As of December 31, 2011, the Fund’s investment portfolio consisted of a limited partner interest in one Local Limited Partnership, which owns and operates a multi-family apartment complex that had generated, but no longer generates, Tax Credits.  Since inception, the Fund generated Tax Credits, net of recapture, of approximately $1,485 per Limited Partner Unit.  The aggregate amount of Tax Credits generated by the Fund is consistent with the objective specified in the Fund’s prospectus.

Properties that receive low income housing Tax Credits must remain in compliance with rent restriction and set aside requirements for at least 15 calendar years from the date the Property is placed in service (the “Compliance Period”).  Failure to do so would result in the recapture of a portion of the Property’s Tax Credits.  The Compliance Period for the remaining Property in which the Fund has an interest expired on December 31, 2008.  The Fund is in negotiations to dispose of its interest in the final Local Limited Partnership in early 2012.

The Managing General Partner will continue to closely monitor the operations of the Property and continues to explore a disposition strategy with respect to the Fund’s remaining Local Limited Partnership interest.  The Fund shall dissolve and its affairs shall be wound up upon the disposition of the final Local Limited Partnership interest and other assets of the Fund.  Investors will continue to be Limited Partners, receiving K-1s and quarterly and annual reports, until the Fund is dissolved.

The Fund is not a party to any pending legal or administrative proceeding, and to the best of its knowledge, no legal or administrative proceeding is threatened or contemplated against it.

BOSTON FINANCIAL TAX CREDIT FUND VII, A LIMITED PARTNERSHIP

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Discussions

The remaining Property in which the Fund has an interest had stabilized operations and operated above breakeven as of September 30, 2011.  The Managing General Partner, in the normal course of the Fund’s business, is arranging for the future disposition of its interest in the last remaining Local Limited Partnership.

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

As previously reported, the Local General Partner of Twin Oaks Meadows, located in Lansing, Michigan, with the Fund’s consent, obtained soft loan financing in May 2004 to undertake much needed security improvements to the Property, reduce payables and fund operating deficits.  In return for its consent, the Fund received a Put option that allows the Fund to transfer its interest in the Local Limited Partnership for a nominal price to the Local General Partner at any time subsequent to the end of the Property’s Compliance Period on December 31, 2009.  The Managing General Partner disposed of the Fund’s interest in the Property on December 1, 2011.  The Fund received no sales proceeds for this transaction.  The Managing General Partner estimates that this transaction will result in 2011 taxable gain projected to be approximately $580,000, or about $11.39 per Unit.  The Fund no longer has an interest in the Local Limited Partnership.

As previously reported, the Local General Partner of Fairhaven Manor, located in Burlington, Washington, was working on a permanent loan extension.  The loan matured on June 1, 2009, at which time a balloon payment was due; however, the note was extended for 60 months (5 years).  The Compliance Period ended December 31, 2008; therefore, there is no recapture risk at the Property.  The Managing General Partner is currently negotiating an exit strategy with the Local General Partner.  The likely end result is that the Local General Partner and Managing General Partner will agree on a price for the Local General Partner to purchase the Fund’s interest in the Property, which is currently estimated for March 2012.  Sales proceeds are currently being negotiated.  The Managing General Partner estimates that the disposition will result in a 2012 tax loss projected to be approximately $140,000, or about $2.75 per Unit.

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

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Fund’s disclosure controls and procedures.  Based on the evaluation, the Certifying Officers concluded that as of December 31, 2011, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Certifying Officers have also concluded that there was no change in the Fund’s internal controls over financial reporting identified in connection with the evaluation of the Fund's controls that occurred during the Fund’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Date:  February 14, 2012                                                                         BOSTON FINANCIAL TAX CREDIT FUND VII,
          A LIMITED PARTNERSHIP

By:      Arch Street VIII, Inc.,
             its Managing General Partner

/s/Kenneth J. Cutillo
Kenneth J. Cutillo
President
Arch Street VIII , Inc.
                                                                                                  (Chief Executive Officer)